Form 10-Q
period 1996-03-31
VISION TEN INC
filed 1996-05-15
CIK 848101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to _________

      Commission file number:  0-17878

                                VISION TEN, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                 33-0340338
      -------------------------------                 ----------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                       180 Broad St., Carlstadt, NJ 07072
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (201) 935-3000
               ---------------------------------------------------
               (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes  /X/                          No / /

The number of shares of registrant's Common Stock, $.01 par value, outstanding as of May 15, 1996 was 16,521,031 shares.

                                VISION TEN, INC.

                                      INDEX

                                                                   Page
                                                                  Number
                                                                  ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

    Balance Sheet                                                 1

    Statement of Operations                                       2

    Statement of Cash Flows                                       3-4

    Notes to Financial Statements                                 5

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations          6-7

PART II - OTHER INFORMATION                                       8

SIGNATURE                                                         9

                                VISION TEN, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                     March 31,    December 31,
                                                       1996          1995
                                                    (Unaudited)
                                                    -----------   -----------
CURRENT ASSETS:
  Cash                                                    $--          $2,736
  Accounts receivable, less allowance for
    doubtful accounts                                   291,251       139,851
  Inventories                                           302,529       346,140
  Prepaids and Other                                      4,677          --
                                                    -----------   -----------
    TOTAL CURRENT ASSETS                                598,457       488,727


PROPERTY AND EQUIPMENT, net
  of accumulated depreciation                            12,365        14,651

MARKETABLE SECURITIES                                    32,200        32,200
                                                    -----------   -----------

                                                       $643,022      $535,578
                                                    ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                     $157,382      $198,703
  Advance from affiliate                                   --           6,412
  Accrued expenses                                       80,904        12,214
                                                    -----------   -----------
    TOTAL CURRENT LIABILITIES                           238,286       217,329
                                                    -----------   -----------

NOTE PAYABLE TO STOCKHOLDER                             650,000       650,000
                                                    -----------   -----------

STOCKHOLDERS' DEFICIT:
  Common Stock, $.01 par value, authorized
    20,000,000 shares, 16,521,031 and 12,182,496
    issued and outstanding, respectively                164,482       121,097
  Additional paid-in-capital                          7,836,097     7,804,482
  Accumulated deficit                                (8,245,843)   (8,257,330)
                                                    -----------   -----------
    TOTAL STOCKHOLDERS' DEFICIT                        (245,264)     (331,751)
                                                    -----------   -----------
                                                       $643,022      $535,578
                                                    ===========   ===========




                       See notes to financial statements.

                                VISION TEN, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                   -----------------------------
                                                       1996             1995
                                                   ------------     ------------

REVENUES                                            $   311,017     $    88,148
COST OF GOODS SOLD                                      248,814         110,594

                                                    -----------     -----------
GROSS PROFIT                                             62,203         (22,446)
                                                    -----------     -----------

OPERATING EXPENSES:
  Selling and marketing expenses                         17,396            --
  General and administrative expenses                    33,320          32,519
                                                    -----------     -----------
    TOTAL OPERATING EXPENSES                             50,716          32,519
                                                    -----------     -----------
INCOME (LOSS) FROM OPERATIONS                            11,487         (54,965)
                                                    -----------     -----------
OTHER:
  Other income                                             --             6,631
                                                    -----------     -----------
                                                           --             6,631
                                                    -----------     -----------
NET INCOME (LOSS)                                   $    11,487     $   (48,334)
                                                    ===========     ===========
NET INCOME (LOSS) PER COMMON SHARE:
  Net income (loss) per common share                $      **       $     (0.01)
                                                    ===========     ===========
AVERAGE COMMON SHARES OUTSTANDING                    14,351,763       6,564,000
                                                    ===========     ===========

** - represents less than $.01 per share




                       See notes to financial statements.

                                VISION TEN, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                   (Unaudited)

                                                             Additional
                                        Common Stock           Paid-in    Accumulated
                                      Shares       Amount      Capital      Deficit        Total
                                   ------------------------  -----------  ------------  ------------

Balance at December 31, 1995        12,182,496  $   121,097  $ 7,804,482  $(8,257,330)  $  (331,751)

     Issuance of common stock for
         services rendered           4,338,535       43,385       31,615         --          75,000

     Net Income                           --           --           --         11,487        11,487

                                   -----------  -----------  -----------  -----------   -----------

Balance at March 31, 1996           16,521,031  $   164,482  $ 7,836,097  $(8,245,843)  $  (245,264)
                                   ===========  ===========  ===========  ===========   ===========




                       See notes to financial statements.

                                VISION TEN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 1996

                                   (Unaudited)


1.   BASIS OF PRESENTATION

          The accompanying financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the three months ended March 31, 1996.

          The financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB, as amended, for the year ended December 31, 1995. The results for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to conform with the current year's presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 compared to Three Months Ended March 31, 1995:

     Sales for the three months ended March 31, 1996 were $311,017 as compared to $88,148 for the three months ended March 31, 1995. The 253% or $222,869 increase was the result of several large customer orders received and delivered during the three months ended March 31, 1996. Although the Company realized and delivered additional orders during this period, it is felt taht these orders may have satisfied such customers long-term requirements and that these orders may not necessarily be indicative of the volume of such orders in future quarters in the fiscal year ending December 31, 1996.

     Gross profit for the three months ended March 31, 1996 was $62,203, or 20% versus ($22,446), or (25%) for the year ago period, primarily due to the increased level of sales and production of the Company's scanners.

     Selling and marketing expenses during the three months ended March 31, 1996 were $17,396 and none for the year ago period, an increase of $17,396. The increase is due to increased sales activity and the dedication of funds to the Company's marketing efforts in 1996.

     General and administrative expenses for the three months ended March 31, 1996 remained level as compared to the three months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities utilized approximately $3,000 during the three months ended March 31, 1996. Accounts receivable increased by $151,400 from December 31, 1995 to March 31, 1996, reflecting the oincreased volume of sales in the first quarter previously discussed. Management anticipates that such receivable balances will be collected in due course in the Company's second fiscal quarter. Offsetting the increase in accounts receivable, to some degree, was the increase in the Company's accounts payable and accrued expenses durin the three months ended March 31, 1996. Management anticipates that the entire increase in such liabilities will be repaid during the Company's second fiscal quarter.

     The Company's chief executive officer, who holds a $650,000 note from the Company, has agreed not to demand repayment of the note within twelve months. Accordingly, the note has been reflected as a long term liability at March 31, 1996.

     The Company's largest shareholder has agreed to fund working capital needs, should they arise during the remainder of 1996. Management believes that these sources of working capital will adequately meet the Company's needs through the end of 1996.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS - NONE

Item 2.   CHANGES IN SECURITIES - NONE

Item 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

Item 5.   OTHER INFORMATION - NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION TEN, INC.


                                          /s/
                                          -----------------------------
                                          Dr. Alfred Thumim
                                          Chief Executive Officer




                                          /s/
                                          -----------------------------
                                          Thomas A. Carpenter
                                          Accounting
Dated:  May   , 1996
                                        9