Form 10-Q
period 1996-06-30
VISION TEN INC
filed 1996-08-14
CIK 848101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 0-17878

                                VISION TEN, INC.
             (Exact Name of Registrant as Specified in its Charter)

                               Delaware 33-0340338
                 State or other jurisdiction of (I.R.S. Employer
                incorporation or organization Identification No.)

                       180 Broad St., Carlstadt, NJ 07072
               (Address of principal executive office) (Zip Code)

                                 (201) 935-3000
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                                No

The number of shares of registrant's Common Stock, $.01 par value, outstanding as of August 12, 1996 was 16,521,031 shares.

                                VISION TEN, INC.


                                      INDEX


                                                                         Page
                                                                         Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      Balance Sheet                                                        1

      Statement of Operations                                              2

      Statement of Cash Flows                                              3-4

      Notes to Financial Statements                                        5

Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations...           6


PART II - OTHER INFORMATION                                                7


SIGNATURE                                                                  8

                                VISION TEN, INC.

                                 BALANCE SHEETS




                                     ASSETS

                                                                           June 30,       December 31,
                                                                             1996            1995
CURRENT ASSETS:                                                          (Unaudited)
                                                                         ------------    ------------
     Cash                                                               $         723   $       2,736
     Accounts receivable, less allowance for
         doubtful accounts                                                    223,181         139,851
     Inventories                                                              303,336         346,140
     Prepaids and Other                                                         1,657            -
                                                                         ------------    ------------
         TOTAL CURRENT ASSETS                                                 528,897          488,727

PROPERTY AND EQUIPMENT, net
     of accumulated depreciation                                               12,588           14,651

MARKETABLE SECURITIES                                                          32,200           32,200
                                                                         ------------    -------------
                                                                        $     573,685   $      535,578
                                                                         ============    =============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                   $     104,050   $     198,703
     Advance from affiliate                                                      -              6,412
     Accrued expenses                                                          72,804          12,214
                                                                         ------------    ------------
         TOTAL CURRENT LIABILITIES                                            176,854         217,329
                                                                         ------------    ------------

NOTE PAYABLE TO STOCKHOLDER                                                   650,000         650,000
                                                                         ------------    ------------

STOCKHOLDERS' DEFICIT:
     Common Stock, $.01 par value, authorized 20,000,000 shares,
         16,521,031 and 12,182,496 issued and outstanding, respectively       164,482         121,097
     Additional paid-in-capital                                             7,836,097       7,804,482
     Accumulated deficit                                                   (8,253,748)     (8,257,330)
                                                                         ------------    ------------
         TOTAL STOCKHOLDERS' DEFICIT                                         (253,169)       (331,751)
                                                                         ------------    ------------

                                                                        $    573,685    $     535,578
                                                                         ============    ============

                       See notes to financial statements.
                                       1

                                VISION TEN, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                           Three Months Ended June 30,          Six Months Ended June 30,
                                                          ----------------------------        -----------------------------
                                                              1996            1995                1996             1995
                                                          ------------    ------------        ------------     ------------

REVENUES                                                 $      98,745   $     126,179       $     409,762    $     214,727

COST OF GOODS SOLD                                              58,508          61,203             307,322          172,197
                                                          ------------    ------------        ------------     ------------

GROSS PROFIT                                                    40,237          64,976             102,440           42,530
                                                          ------------    ------------        ------------     ------------

OPERATING EXPENSES:
     Selling, general  and administrative expenses              27,142          81,337              77,858          113,856
     Research and development expenses                          21,000            -                 21,000             -
                                                          ------------    ------------        ------------     ------------
         TOTAL OPERATING EXPENSES                               48,142          81,337              98,858          113,856
                                                          ------------    ------------        ------------     ------------

INCOME (LOSS) FROM OPERATIONS                                   (7,905)        (16,361)              3,582          (71,326)
                                                          ------------    ------------        ------------     ------------

OTHER:
     Other income                                                  -             6,631                 -              6,631
                                                          ------------    ------------        ------------     ------------
                                                                   -             6,631                 -              6,631
                                                          ------------    ------------        ------------     ------------

NET INCOME (LOSS)                                        $      (7,905)  $      (9,730)      $       3,582    $     (64,695)
                                                          ============    ============        ============     ============


NET INCOME (LOSS) PER COMMON SHARE:
     Net income (loss) per common share                  $         **    $       (0.00)      $        **      $       (0.01)
                                                          ============    ============        ============     ============

AVERAGE COMMON SHARES OUTSTANDING                           14,357,763       6,564,000          14,357,763        6,564,000
                                                          ============    ============        ============     ============

** - represents less than $.01 per share








                       See notes to financial statements.
                                       2

                                VISION TEN, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                   (Unaudited)


                                                                              Additional
                                                     Common Stock              Paid-in       Accumulated
                                               Shares           Amount         Capital         Deficit          Total
                                            ----------------------------    ------------    ------------    ------------

Balance at December 31, 1995                  12,182,496  $      121,097   $   7,804,482   $  (8,257,330)  $    (331,751)

     Issuance of common stock for
         services rendered                     4,338,535          43,385          31,615            -             75,000

     Net Income                                     -               -               -              3,582           3,582
                                            ------------    ------------    ------------    ------------    ------------

Balance at March 31, 1996                     16,521,031   $     164,482   $   7,836,097   $  (8,253,748) $     (253,169)
                                            ============    ============    ============    ============    ============




















                       See notes to financial statements.
                                       3

                                VISION TEN, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                 Six Months Ended March 31,
                                                                                ----------------------------
                                                                                    1996            1995
                                                                                ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                         $       3,582   $      (9,730)
                                                                                ------------    ------------

     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Depreciation                                                                  2,063             -
         Issuance of common stock for services rendered                               75,000             -

     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                                  (83,330)         (3,639)
         (Increase) decrease in inventories                                           42,804           3,450
         (Increase) decrease in prepaid expenses and other current assets             (1,657)          9,117
         (Increase) decrease in security deposits and other assets                       -              (200)
         Increase (decrease) in accounts payable                                     (94,653)         80,661
         Increase (decrease) in advance from affiliate                                (6,412)            -
         Increase (decrease) in accrued expenses and other current liabilities        60,590          (8,686)
                                                                                ------------    ------------
            TOTAL ADJUSTMENTS                                                         (5,595)         80,703
                                                                                ------------    ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   (2,013)         70,973
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                               -             (2,471)
                                                                                ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                                                   -             (2,471)
                                                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH                                                       (2,013)         68,502

CASH, beginning of period                                                              2,736           7,000
                                                                                ------------    ------------

CASH, end of period                                                            $         723   $      75,502
                                                                                ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the year for interest                                    $        -      $        -
                                                                                ============    ============
     Cash paid during the year for income taxes                                $        -      $        -
                                                                                ============    ============














                       See notes to financial statements
                                       4

                                VISION TEN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1996

                                   (Unaudited)


1.    BASIS OF PRESENTATION

                The accompanying financial statements as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 have not been audited, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the six months ended June 30, 1996.

                The financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB, as amended, for the year ended December 31, 1995. The results for the six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to conform with the current year's presentation.


2.    RELATED PARTY TRANSACTIONS

                Charges from an affiliate representing rent and utilization of employees on an as needed basis aggregated approximately $97,500 and $122,000 for the six months ended June 30, 1996 and 1995, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


Six Months Ended June 30, 1996 compared to Six Months Ended June 30, 1995:

      Sales for the six months ended June 30, 1996 were $410,000 as compared to $215,000 for the six months ended June 30, 1995. The 91% or $195,000 increase was the result of several large customer orders received and delivered during the six months ended June 30, 1996. Although the Company realized and delivered additional orders during this period, it is felt that these orders may have satisfied such customers long-term requirements and that these orders may not necessarily be indicative of the volume of such orders in future quarters in the fiscal year ending December 31, 1996.

      Gross profit for the six months ended June 30, 1996 was $102,440 or 25% versus $42,530, or approximately 20% for the year ago period, primarily due to the increased level of sales and the resulting absorption of overheads.

      Selling, general and administrative expenses during the six months ended June 30, 1996 were $77,348 and $113,856 for the year ago period, a decrease of $36,508. The decrease is due to cost cutting in administrative salaries and other related costs, as well as a reduction in the management fee charged by an affiliate during this period.



LIQUIDITY AND CAPITAL RESOURCES


      The Company's operating activities utilized approximately $2,000 during the six months ended June 30, 1996. Accounts receivable increased by $83,330 from December 31, 1995 to June 30, 1996, reflecting the increased volume of sales in the period previously discussed. Management anticipates that such receivable balances will be collected in due course. In addition, accounts payable and accrued expenses increased during this period by approximately $34,000. Inventories decreased by approximately $43,000 during this period. Charges in the accompanying statement of operations which did not require the current outlay of funs aggragated approximately $77,000 and are principally related to charges related to the issuance of common shares to an affiliate for services provided.

     The Company's chief executive officer, who holds a $650,000 note from the Company, has agreed not to demand repayment of the note within twelve months. Accordingly, the note has been reflected as a long term liability at June 30, 1996.

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


VISION TEN, INC..




                                                /s/
                                                Dr. Alfred Thumim
                                                Chief Executive Officer






                                                /s/
                                                Thomas A. Carpenter
                                                Controller and Chief Accounting
                                                Officer

Dated : August      , 1996