Form 10QSB
period 1996-09-30
VISION TEN INC
filed 1996-11-14
CIK 848101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ____________

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

                  Yes    X                  No

     The number of shares of registrant's Common Stock, $.01 par value, outstanding as of November 12, 1996 was 15,303,796 shares.

                                VISION TEN, INC.

                                      INDEX


                                                                       Page
                                                                      Number
                                                                    ----------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Balance Sheets                                                      1
     Statements of Operations                                            2
     Statements of Accumulated Deficit                                   3
     Statements of Cash Flows                                            4
     Notes to Financial Statements                                       5

Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 6

PART II - OTHER INFORMATION                                              7

SIGNATURE                                                                8

                                VISION TEN, INC.

                                 BALANCE SHEETS

                                                                             September 30,         December 31,
                                                                                 1996                 1995
                                                                              (Unaudited)
                                                                           -----------------    -----------------
                                     ASSETS

CURRENT ASSETS:
     Cash                                                                 $              402   $            2,736
     Accounts receivable, net of allowance for
         doubtful accounts                                                           233,235              139,851
     Inventories                                                                     341,085              346,140
     Prepaids and other                                                                4,100                    -
                                                                           -----------------    -----------------
         TOTAL CURRENT ASSETS                                                        578,822              488,727

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation                                                         10,312               14,651

MARKETABLE SECURITIES                                                                 32,200               32,200
                                                                           -----------------    -----------------

                                                                          $          621,334   $          535,578
                                                                           =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                     $           78,665   $          198,703
     Advance form affiliate                                                           81,494                6,412
     Accrued expenses                                                                 72,804               12,214
                                                                           -----------------    -----------------
         TOTAL CURRENT LIABILITIES                                                   232,963              217,329
                                                                           -----------------    -----------------

NOTE PAYABLE TO STOCKHOLDER                                                          650,000              650,000
                                                                           -----------------    -----------------

STOCKHOLDERS' DEFICIT:
     Common stock, $.01 par value, 20,000,000 shares authorized,
         15,303,796 and 12,182,496 issued and outstanding, respectively              152,310              121,097
     Additional paid-in-capital                                                    7,848,269            7,804,482
     Accumulated deficit                                                          (8,262,208)          (8,257,330)
                                                                           -----------------    -----------------
                                                                                    (261,629)            (331,751)
                                                                           -----------------    -----------------

                                                                          $          621,334   $          535,578
                                                                           =================    =================







                             See notes to financial
                                  statements.

                                VISION TEN, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                Three Months ended September 30,    Nine Months Ended September 30,
                                                --------------------------------    --------------------------------
                                                    1996              1995              1996               1995
                                                --------------    --------------    --------------    --------------

REVENUES                                       $        39,171   $       137,000   $       448,933   $       352,000

COST OF GOODS SOLD                                      26,378           106,000           333,700           279,000
                                                --------------    --------------    --------------    --------------

GROSS PROFIT                                            12,793            31,000           115,233            73,000
                                                --------------    --------------    --------------    --------------

OPERATING EXPENSES:
     Selling, general and administrative                15,253            27,000            93,111           141,000
     Research and development                            6,000             3,000            27,000             3,000
                                                --------------    --------------    --------------    --------------
        TOTAL OPERATING EXPENSES                        21,253            30,000           120,111           144,000
                                                --------------    --------------    --------------    --------------

INCOME (LOSS) FROM OPERATIONS                           (8,460)            1,000            (4,878)          (71,000)

OTHER INCOME (EXPENSES):
     Interest income (expense)                             -                 -                  -                -
     Other income (expense)                                -                 -                  -              7,000
                                                ---------------    -------------    --------------    --------------
         TOTAL OTHER INCOME (EXPENSES)                     -                 -                  -              7,000
                                                ---------------    -------------    --------------    --------------

NET INCOME (LOSS)                              $         (8,460)  $        1,000   $        (4,878)  $       (64,000)
                                                ===============    =============    ==============    ==============

NET INCOME (LOSS) PER COMMON
     SHARE                                     $          (0.00)            0.00             (0.00)            (0.01)
                                                ===============    =============    ==============    ==============

AVERAGE COMMON SHARES
     OUTSTANDING                                     15,912,414       10,164,000        13,743,146         8,964,000
                                                ===============    =============    ==============    ==============

























                                  See notes to
                             financial statements.

                                VISION TEN, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)



                                                Common Stock                  Additional
                                     -----------------------------------       Paid-in           Accumulated
                                         Shares             Amount             Capital             Deficit              Total
                                     ---------------    ----------------   ----------------    -----------------    ---------------

Balance at December 31, 1995             12,182,496    $        121,097   $      7,804,482    $      (8,257,330)   $      (331,751)

     Issuance of common stock for
         services rendered                3,121,300              31,213             43,787                    -             75,000

     Net loss                                     -                   -                  -               (4,878)            (4,878)
                                     ---------------    ----------------   ----------------    -----------------    ---------------

Balance at September 30, 1996            15,303,796    $        152,310   $      7,848,269    $      (8,262,208)   $      (261,629)
                                     ===============    ================   ================    =================    ===============



































                             See notes to financial
                                  statements.

                                VISION TEN, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                               Nine Months Ended September 30,
                                                                                          ------------------------------------------
                                                                                                 1996                   1995
                                                                                          -------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                            $            (4,878)   $           (64,000)

     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                                  4,339                  2,000
         Issuance of common stock                                                                     75,000                      -

     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                                  (93,384)              (110,000)
         (Increase) decrease in inventories                                                            5,055                 96,000
         (Increase) decrease in prepaid expenses and other
            current assets                                                                            (4,100)                 9,000
         (Increase) decrease in marketable securities                                                      -                (22,000)
         Increase (decrease) in accounts payable                                                    (120,038)                17,000
         Increase (decrease) in accrued expenses and other
            current liabilities                                                                       60,590                (11,000)
                                                                                          -------------------    -------------------
                                                                                                    (151,877)               (21,000)
                                                                                          -------------------    -------------------

         NET CASH USED IN OPERATING ACTIVITIES                                                       (77,416)               (83,000)
                                                                                          -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                                                                        -                (15,000)
     Increase (decrease) in advances from affiliate                                                   75,082                104,000
                                                                                                                 -------------------
                                                                                          -------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    75,082                 89,000
                                                                                          -------------------    -------------------

NET INCREASE IN CASH                                                                                  (2,334)                 6,000

CASH, beginning of period                                                                              2,736                  7,000
                                                                                          -------------------    -------------------

CASH, end of period                                                                      $               402    $            13,000
                                                                                          ===================    ===================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the year for interest                                              $                 -    $                 -
                                                                                          ===================    ===================
     Cash paid during the year for income taxes                                          $                 -    $                 -
                                                                                          ===================    ===================




                             See notes to financial
                                  statements.

                                VISION TEN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying financial statements as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 have not been audited, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the nine months ended September 30, 1996.

         The  financial  statements  should  be read  in  conjunction  with  the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB, as amended, for the year ended December 31, 1995. The results for the nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to conform with the current year's presentation.


2.       RELATED PARTY TRANSACTIONS

          Charges from an affiliate representing rent and utilization of employees on an as needed basis aggregated approximately $120,000 and $183,000 for the nine months ended September 30, 1996 and 1995, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1996 compared to Nine Months Ended September 30, 1995:

Sales for the nine months ended September 30, 1996 were $448,933 as compared to $352,000 for the nine months ended September 30, 1995. The 28% or $97,000 increase was the result of several large customer orders received and delivered during the nine months ended September 30, 1996. Although the Company realized and delivered additional orders during this period, it is felt that these orders may have satisfied such customers long-term requirements and that these orders may not necessarily be indicative of the volume of such orders in future quarters in the fiscal year ending December 31, 1996.

Gross profit for the nine months ended September 30, 1996 was $115,233 or approximately 26% versus $73,000, or approximately 21% for the year ago period, primarily due to the increased level of sales and the resulting absorption of overheads.

Selling, general and administrative expenses during the nine months ended September 30, 1996 were $93,111 and $141,000 for the year ago period, a decrease of $47,889. The decrease is due to cost cutting in administrative salaries and other related costs, as well as a reduction in the management fee charged by an affiliate during this period.

Three Months Ended September 30, 1996 compared to the Three Months Ended September 30, 1995 Sales for the three months ended September 30, 1996 were $39,000 as compared to $137,000 for the comparable prior year period. Sales were adversely affected in the current period by the magnitude of orders received in prior 1996 quarters.

Gross profit as a percentage of sales was approximately 33% in the current quarter as compared to approximately 23% in the comparable prior year quarter.

Operating expenses were $21,000 for the current quarter as compared to $30,000 for the comparable prior quarter, reflecting less charges from an affiliate as a result of reduced sales volume.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities utilized approximately $77,000 during the nine months ended September 30, 1996. Accounts receivable increased by $93,384 from December 31, 1995 to September 30, 1996, reflecting the increased volume of sales in the period previously discussed. Management anticipates that such receivable balances will be collected in due course. In addition, accounts payable and accrued expenses decreased during this period by approximately $60,000.

Inventories decreased by approximately $5,000 during this period. Charges in the accompanying statement of operations which did not require the current outlay of funs aggregated approximately $75,000 and are principally related to charges related to the issuance of common shares to an affiliate for services provided.

The Company's chief executive officer, who holds a $650,000 note from the Company, has agreed not to demand repayment of the note within twelve months. Accordingly, the note has been reflected as a long term liability at September 30, 1996.

The Company's largest shareholder has agreed to fund working capital needs, should they arise during the remainder of 1996. Management believes that these sources of working capital will adequately meet the Company's needs through the end of 1996.

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS - NONE

Item 2.           CHANGES IN SECURITIES - NONE
                  ---------------------

Item 3.           DEFAULTS UPON SENIOR SECURITIES - NONE
                  -------------------------------

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE
                  ---------------------------------------------------

Item 5.           OTHER INFORMATION - NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VISION TEN, INC..




                                                 /s/Alfred Thumim__________
                                                 Dr. Alfred Thumim
                                                 Chief Executive Officer



                                                 /s/Thomas A. Carpenter____
                                                 Thomas A. Carpenter
                                                 Controller and Chief Accounting
                                                 Officer

Dated : November     , 1996