Form 10KSB40
period 1996-12-31
VISION TEN INC
filed 1997-04-15
CIK 848101

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(MARK ONE)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM ..................... TO .....................
             COMMISSION FILE NUMBER             0-17878
                            ................................................
                                VISION TEN, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 33-0340338
              (STATE OR OTHER JURISDICTION                                     (IRS EMPLOYER
           OF INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NUMBER)

                   180 BROAD STREET,                                            201-935-3000
              CARLSTADT, NEW JERSEY 07072                               (ISSUER'S TELEPHONE NUMBER,
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            INCLUDING AREA CODE)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      None

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED

                                      None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                          Common Stock, $.01 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year ended December 31, 1996                          $501,809.
                                                                                                        ---------
     Aggregate market value of the issuer's Common Stock, $.01 par value held by non affiliates,
computed on the basis of $.02 per share (the closing bid price of such stock on December 31, 1996):     $ 58,154.
                                                                                                        ---------

     The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of December 31, 1996, was 15,303,796.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                VISION TEN, INC.
                                     PART I

ITEM 1. BUSINESS

  Business Development

     Vision Ten, Inc., a Delaware corporation organized in 1989 (the 'Company'), is engaged in the medical film digitizing business. The Company currently manufactures and markets a single product, specifically a medium priced, full-fidelity, full-featured solid state film digitizer.

     On May 19, 1994, the Company had approximately 53% of its outstanding capital stock acquired by Cybernetics Products, Inc. ('CPI'), a corporation engaged in the development, manufacturing and marketing of products and systems utilized in the electronics, printed circuit board, electronic imaging and photography markets, in exchange for approximately 185,000 shares of CPI's common stock, of which the Company received approximately 105,000 shares (the 'CPI Acquisition'). In connection with the CPI Acquisition, the Company granted CPI an 18 month option (the 'Option') exercisable at $.10 per share to acquire such additional number of shares of the Company's Common Stock as would then be required to provide the holder thereof with beneficial ownership of 80% of the Company's outstanding capital stock. The Option expired on November 18, 1996.

     On March 28, 1996, ('The Partnership') through a reduction in intercompany indebtedness between Oxberry, LLC, a New Jersey company owned by ('The Partnership') and Dr. Thumim, and The Company, acquired 9,956,936 shares of The Company's common stock giving it approximately 81% ownership of The Company See
Item 12 'Security Ownership of Certain Beneficial Owners and Management' and
Item 13 'Certain Relationships and Related Transactions'.

     On April 3, 1995, the shares of the Company's outstanding capital stock owned by CPI were sold together with the Option referred to above to Alfred I. Thumim as nominee for a limited partnership formed as the Thumim Family Partnership L.P. (the 'Partnership') for $103,000 in addition to the assumption of certain liabilities (the Stock Sale). Alfred I. Thumim is the President and Chief Executive Officer of the Company and sole General Partner of the Partnership.

BUSINESS OF ISSUER

  Imaging Technology

     Medical diagnostic imaging systems are based upon the ability of energy waves to penetrate human tissue and to be detected by either photographic film or electronic devices for presentation of an image on a video monitor.

     When a digitizer captures an X-ray film image it uses a sensor, such as a charged-coupled device ('CCD'), to break the image being scanned into a series of pixels (dots), which are then converted to digital signals and sent to a computer's memory. The more pixels into which the image is divided, the more accurate the scanned image will appear when viewed on a monitor, and the more effective image enhancement can be to the viewer.


     The Company's third generation CCD 12-bit film digitizer is the medium used to transfer high quality X-ray film images to a video monitor for diagnostic and clinical review.

     The uniqueness of the Company's X-ray film digitizer resides in its patented techniques for its diffuse film illumination light source and an accurate density measurement of 3.5, which meets the industry acceptable requirement for faithful reproduction of X-ray films. This patented capability affords the Company the opportunity to favorably compete with more expensive laser digitizers.

  Principal Products

     X-Ray Film Digitizer: The Company, in the latter half of 1992, extracted the X-ray film digitizer component from its Rita!(Registered) system and began to engineer and manufacture a high resolution X-ray film digitizer to be marketed as an original equipment manufacture ('OEM') product for inclusion in other companies' medical and industrial X-ray imaging computer systems.

     The digitizer produced by the Company is capable of digitizing an entire chest-sized X-ray film (14'x17') at what management believes, based upon its experience in the marketplace and upon discussions with customers, is one of the highest resolution digitizers commercially available today: 3,373 by 4,000 pixels over a 14'x17' film. The digitizer is capable of sensing each pixel's light level and translating it into one of approximately 4,096 levels of gray for each pixel, representing changes in film density from approximately 0.0 to 3.5+ to correspond with the dynamic range of the majority of X-ray films in the medical market. Image quality is comparable to the laser scanning processes. Management believes this technology also offers many unique advantages, including speed of scanning, spot size, cost to acquire, and cost to maintain.

  Principal Markets

     The markets in which the Company's product is used are principally teleradiology, telemedicine and X-ray archival and storage. In the teleradiology and telemedicine markets the scanner's ability to convert the image on an X-ray or mammogram to digital data is used to transmit the data over communication channels to remote computers for use by radiologists and medical consultants. The ability of the scanner to convert the X-rays and mammogram to digital form is also used to store these images on a variety of electronic media devices for quick retrieval by computer systems. These markets are growing and are competitive with the current emphasis of making the delivery of medical services more efficient and cost effective using computer technology.

  Government Regulation

     The Company's X-ray film digitizer is subject to Federal regulations monitored and enforced by the United States Food and Drug Administration ('FDA'). The film digitizer is considered a Class II device under the Medical Devices Amendment of 1976 to the Food, Drug and Cosmetic Act, which means the digitizer is substantially equivalent to products already on the market for FDA regulatory purposes. Companies who manufacture Class II devices are subject to pre-marketing notification requirements. These requirements include annual registration, listing of devices, maintenance of good manufacturing practices, labeling, prohibitions against misbranding and adulteration, and notification of injuries. Management believes these requirements will not materially affect the operations of the Company. The Company believes it has complied with all FDA pre-market notification requirements related to the X-ray film digitizer.

  Manufacturing and Sources of Supply

     Manufacturing efforts, with respect to the Company's X-ray film digitizer, consist mostly of assembly of standard industry items available from multiple sources including an affiliate, Oxberry LLC, which has a fully integrated manufacturing facility and Company-designed components manufactured by outside service firms. The Company has not experienced any significant delays with regard to availability or supply of any parts or components. Management believes there are many source firms that could manufacture the Company-designed components. The Company has no employees and receives assembly labor as well as engineering personnel and software consultants on an 'as needed' basis from an affiliate, Oxberry LLC, owned by the Partnership and General Partner, Alfred I. Thumim. See 'Business Development' above.

  Proprietary Protection

     The Company presently holds two patents for significant components of its X-ray film digitizer. There can be no assurance the Company's products will not infringe upon any patents or rights of others.

  Marketing and Sales

     Utilizing its own commissioned marketing and sales personnel, the Company markets its digitizers to OEMs' and system integrators. To meet customer requirements, the Company provides such potential customers with film digitizers for an evaluation period of approximately 30 to 90 days. At the end of the evaluation period, the digitizer is either returned or purchased. It has been the experience of the Company that a majority of the digitizers are purchased, integrated with the OEM's technology and forms the start of a continuing relationship.

     The Company generally warrants its products for one year with warranty service, if required, performed by personnel from an affiliate, Oxberry LLC.

     Two customers accounted for approximately 75% and three customers accounted for approximately 55% of the company's sales during the years ended December 31, 1996 and 1995 respectively.

  Competition

     In the primary markets in which the Company sells X-ray film digitizers, the major competitors are the Truvel division of The Vidar Corporation and Lumisys, Inc., both of which have greater financial and managerial resources than does the Company.


     Management believes the principal competitive factors for its product are price, image quality, maintenance costs, reliability and speed of the equipment as compared to the other competing products currently available in the marketplace. Management believes the Company's digitizer is currently positioned to compete favorably in each of the aforementioned respects.

  Research and Development

     To further enhance its existing products and technologies, the Company utilizes the personnel resources of an affiliate, Oxberry LLC. Emphasis is placed upon improved design of the Company's current product and introduction of new products.

  Environmental Regulation Compliance

     Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not have any material effect upon the capital expenditures, earnings or competitive position of the Company.

  Employees

     At December 31, 1996, there were no employees of the Company. The company utilizes trained and qualified employees on an 'as needed' basis from an affiliate, Oxberry LLC.

ITEM 2. DESCRIPTION OF PROPERTY

     As a result of the CPI Acquisition, the Company's manufacturing operation was relocated to Carlstadt, NJ in April 1994, with Oxberry LLC. The Company utilizes the manufacturing and administrative support of Oxberry LLC on an 'as needed' basis.

LOCATION                                         PRINCIPAL FUNCTION         SQUARE FOOTAGE    OWNERSHIP
----------------------------------------   ------------------------------   --------------    ---------
Carlstadt, NJ...........................   Engineering and Manufacturing        2,000(1)        Leased

------------------

(1) Leased by Oxberry LLC from Alfred I. Thumim, the President and Chief Executive Officer of the Company, General Partner of the Partnership and owner together with ('The Partnership') and Oxberry LLC. The annual rental expense allocated to the Company in connection with its use of this leased space, approximated $8,000 which The Company believes this rental is comparable to that which could be obtained from an unaffilated third party. This amount is part of the advances making up the intercompany indebtedness due from The Company to Oxberry, LLC. See Item 13 'Certain Relationships and Related Transactions'. Prior to December 1996 the Company leased 200 square feet of a facility located in Los Angeles, CA for it's sales and marketing operations for monthly rent payments of $400. This lease was cancelled in November 1996 and the Company moved it's sales and marketing operations into the Carlstadt, NJ location.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Common Stock Purchase Warrants ('Warrants') are traded sporadically on the OTC Bulletin Board under the symbols 'VTEN' and 'VTENW', respectively. Trading in the Company's Common Stock and Warrants on the NASDAQ--Small Capital Market commenced on November 7, 1991. Effective April 23, 1993, the Company's securities were placed on the OTC Bulletin Board because the Company no longer met the minimum asset and stockholders' equity maintenance requirements. Prior to November 1991, the Common Stock was not publicly traded. High and low bid information for the Common Stock and the Warrants as reported by the OTC Bulletin Board for specified the quarterly periods for the last two years are set forth below (the bid quotations represent prices quoted by dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions):

                                                                                        BID
                                                                                    -----------
COMMON STOCK                                                                        HIGH    LOW
---------------------------------------------------------------------------------   ----    ---
1996
  1st Quarter....................................................................   .05     .01
  2nd Quarter....................................................................   .06     .01
  3rd Quarter....................................................................   .12     .08
  4th Quarter....................................................................   .07     .02
1995
  1st Quarter....................................................................   .03     .02
  2nd Quarter....................................................................   .03     .03
  3rd Quarter....................................................................   .03     .03
  4th Quarter....................................................................   .03     .01

------------------
* No bid activity for the Company's Common Stock Warrants existed for the years ended December 31, 1995 and 1994.


     At December 31, 1995, there were approximately 366 record holders of the Company's Common Stock. The Company has neither declared nor paid any dividends on its shares of Common Stock since inception. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant. The Company anticipates it will retain earnings, if any, in order to finance expansion of its operations.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents condensed financial data of the Company for the periods indicated:

                                                                          $ INCREASE    $ INCREASE
                                                         1996    1995     (DECREASE)    (DECREASE)
                                                         ----    -----    ----------    ----------
Total revenues:.......................................   $501    $ 455         46            10%
Cost of sales.........................................    432      361         71            20%
Selling, general and administrative...................    116      201        (85)          (42%)
Research and development..............................     33                  33           100%
Net loss..............................................   $(80)   $(107)      $ 27            25%
                                                         ----    -----      -----       ----------
                                                         ----    -----      -----       ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Vision Ten, Inc., a Delaware corporation organized in 1989 (the 'Company'), is engaged in the medical film digitizing business. The Company currently manufactures and markets a single product, specifically a medium priced, full-fidelity, full-featured solid state film digitizer.

     On May 19, 1994, the Company had approximately 53% of its outstanding capital stock acquired by Cybernetics Products, Inc. ('CPI'), a corporation engaged in the development, manufacturing and marketing of products and systems utilized in the electronics, printed circuit board, electronic imaging and photography markets, in exchange for approximately 185,000 shares of CPI's common stock, of which the Company received approximately 105,000 shares (the 'CPI Acquisition'). In connection with the CPI Acquisition, the Company granted CPI an 18 month option (the 'Option') to acquire such additional number of shares of the Company's Common Stock as would then be required to provide the holder thereof with beneficial ownership of 80% of the Company's outstanding capital stock. The Option, exercisable immediately upon grant at a price of $.10 per share, expires on November 18, 1995.


     On April 3, 1995, the shares of the Company's outstanding capital stock owned by CPI were sold together with the Option to Alfred I. Thumim as nominee for a limited partnership to be formed as the Thumim Family Partnership L. P. (the Partnership), an entity controlled by the President and Chief Executive Officer of the Company, for $103,000 in addition to the assumption of certain liabilities.

     On March 28, 1996, ('The Partnership') through a reduction in intercompany indebtedness between Oxberry, LLC, a New Jersey company owned by ('The Partnership') and Dr. Thumim, and The Company, acquired 9,956,936 shares of The Company's common stock giving it approximately 81% ownership of The Company. See
Item 12 'Security Ownership of Certain Beneficial Owners and Management' and
Item 13 'Certain Relationships and Related Transactions'.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenues for the year ended December 31, 1996 were $502,000., compared to revenues of $455,000. for the corresponding period in 1995. The increase in revenue is a direct result of serveral large orders placed and shipped during the first quarter of 1996, in order to replenish the inventory needs of several customers.

     Cost of sales for the year ended December 31, 1996 were $432,000 or 86% of revenues, compared to $361,000 or 79% of revenues for the corresponding period in 1995. The increase in cost of sales percentage in 1996 compared to 1995 is primarily a result of increased costs of materials used in the Company products.

     Selling, general and administrative expenses for the year ended December 31, 1996 were $116,000, compared to $201,000 for the corresponding period in 1995. The reduction of these expenses is attributable to the Company's elimination of the Sales and Marketing branch in Los Angeles, CA, during the year as well as a reduction in facility costs.

     Research and development expenses for the year ended December 31, 1996 were $33,000., compared to $0 for the corresponding period in 1995. The Company increased it's research and development efforts during the year in order to improve produce quality and decrease material costs.

     For the reasons set forth above, net loss for the year ended December 31, 1996 was $80,000, compared to a net loss of $107,000 for the corresponding period in 1995.

  Liquidity and Capital Resources

     The Company's principal source of cash flow is the collection of customer's accounts receivables and cash flow from operations. Such sources of cash have been sufficient to fund the Company's cash flow needs to date. Additionally, the Company has received the benefit of shared services from an affiliate, Oxberry LLC. Allocations for rent, telephone and utilities were based upon an agreed upon percentage. Approximately $121,500. and $135,000. were allocated by the affiliate for the years ended December 31, 1996 and 1995 respectively.


     To the extent required, the Company's Chief Executive officer was committed to fund operations to the extent that the Company's operating cash flows are not sufficient in 1997.

ITEM 8. FINANCIAL STATEMENTS

     Response to this item is submitted as a separate section to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The current executive officers and directors of the Company are as follows:

                                                                                       DIRECTOR
NAME                                                      AGE         POSITION          SINCE
-------------------------------------------------------   ---    -------------------   --------

Alfred I. Thumim.......................................   57     Director and Chief     7/18/94
                                                                 Executive Officer

Robert L. Doretti......................................   53     Director                5/6/92

Jack Lahav.............................................   48     Director                8/1/96

Dr. Leo Dagi...........................................   48     Director                8/1/96

     Officers are elected annually by the Board of Directors. The background of each executive officer and director of the Company is as follows:

     Dr. Alfred I. Thumim was elected Chief Executive Officer and Director of the Company in July 1994. Additionally, Dr. Thumim has served as a Vice President of CPI since August 1989 until March of 1995. He has been President and CEO of Oxberry LLC since March 1995 and is the General Partner of The Thumim Family Partnership L.P. which owns approximately 81% of The Company. See Item 12 'Security Ownership of Certain Beneficial Owners and Management' and Item 13 'Certain Relationships and Related Transactions'.

     Robert L. Doretti has been a director of the Company since May 1992 and was President of the Company from May 1992 to November 1994 Mr. Doretti is President and Chief Executive Officer of the Thinking Machine Corp. which filed a Chapter 11 Bankruptcy Petition on August 17, 1994. Prior to 1992, Mr. Doretti was an

independent consultant with Doretti & Associates.

     Mr. Jack Lahav has been director of the Company since August August 1996. Mr. Lahav was President of Remarkable from 1980 to 1995, a business to business direct mail company which provided simple organization solutions to fit all aspects of business/time management. In the last five years, Mr. Lahav played a key role in the launching of several high-tech start-ups, highlighted by the successful introductory of the pioneer internet telephone company -Vocaltech, to Wall Street.

     Dr. Teodoro Dagi has been a director of the Company since August 1996 and currently holds the following academic appointments: Clinical Professor of Surgery (Neurosurgery), the Medical College of Georgia, Augusta, GA , Associate Clinical Professor of Surgery--The Uniformed Services University of the Health Sciences, Bethesda, MD, and Senior Research Fellow--Kennedy Institute, Georgetown University, Washington, D.C.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ('insiders'), to file reports of ownership and changes in ownership with the Securities and Exchange Commission ('SEC'). Insiders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, the Company believes that during 1995 all
Section 16(a) filing requirements applicable to its insiders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation for the years ended December 31, 1995, 1994, and 1993 of the Company's current and former chief executive officer and the Company's next four most highly compensated executive officers whose salary and bonus exceeded $100,000.

                                                                   ANNUAL          LONG-TERM
                                                                COMPENSATION      COMPENSATION
NAME AND PRINCIPLE POSITION                            YEAR        SALARY        AWARDS OPTIONS
---------------------------------------------------    ----     ------------     --------------
Alfred I. Thumim ..................................    1996        None                   --
  President and CEO                                    1995        None             $200,000(1)
                                                       1994        None             $ 29,000(2)
Robert L. Doretti(3) ..............................    1996        None                   --
  Director                                             1995        None             $ 60,000(2)
                                                       1994       $150,000                --

------------------

(1) On March 31, 1994, approximately 53% of the issued and outstanding capital stock of each of the Company was acquired by CPI (the 'CPI Acquisition').

    Each of Dr. Thumim and Messrs. Drier and Levangie were executive officers of CPI who received no additional compensation for their service to the Company except for Dr. Thumim who was granted an option which was immediately exercisable to purchase 200,000 shares of the Company's Common Stock at an exercise price of $0.04 per share.

(2) Relates to stock options to purchase CPI common stock awarded pursuant to Stock Option Plans maintained by CPI.

(3) Mr. Doretti served as President of the Company until May 19, 1994. Mr. Doretti was the principal executive officer of the Company until the appointment of Dr. Thumim in July 1994. See Item 13 'Certain Relationships and Related Transactions'.

     The following table sets forth certain information with respect to the unexercised options to purchase the Common Stock granted to the individuals named in the Summary Compensation Table. None of such individuals exercised any stock options during the year ended December 31, 1996.

                         FISCAL YEAR-END OPTION VALUES

                                                NUMBER OF UNEXERCISED OPTIONS     VALUE OF IN-THE MONEY OPTIONS
                                                          AT FY-END                         AT FY-END
                                                ------------------------------    ------------------------------
                                                EXERCISABLE    NON-EXERCISABLE    EXERCISABLE    NON-EXERCISABLE
                                                -----------    ---------------    -----------    ---------------
Alfred I. Thumim.............................          --          200,000            $--(1)           $--(1)
Robert L. Doretti............................      65,000               --             --               --

------------------

(1) The exercise price of the options outstanding at December 31, 1995 was more than the closing bid price for the Company's Common Stock on the OTC Bulletin Board on such date.

                            DIRECTORS' COMPENSATION

     The Corporation has no standard arrangement pursuant to which its Directors are compensated in their capacity as directors.

1989 STOCK OPTION PLAN

     See Note 6 to the Financial Statements for a description of The Company's Stock Option Plans.

1992 STOCK OPTION PLAN

     Dr. Thumim received an Option for 200,000 shares in 1994 exercisable immediately.

ITEM 12. PARTNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 12, 1996, the names and beneficial owners of shares of Common Stock of The Company by (I) each director individually itemized, (ii) each named executive officer disclosed in the 'Summary of Compensation Table', and (iii) all directors and executive officers as a group without naming them. Except as otherwise indicated, each person named has sole investment and voting power with respect to the securities shown.

                            POST THUMIM ACQUISITION

NAME                                                         NUMBER OF SHARES    PERCENT OF CLASS
----------------------------------------------------------   ----------------    ----------------
Alfred I. Thumim..........................................      13,577,000              81%
Joseph P. Drier...........................................              --              --
Robert L. Doretti.........................................              --              --
Executive Officers and Directors (4 persons)..............      13,577,000(1)           81%

------------------
(1) Includes (I) 100,000 shares of Common Stock owned directly, and (ii) 13,277,000 shares of Common Stock owned by The Thumim Family Partnership LP, which Dr. Thumim is sole General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company

     On March 31, 1994, CPI acquired approximately 53% of the issued and outstanding capital stock of the Company together with an option to acquire such number of additional shares of newly issued common stock of the Company as would be required to provide CPI with ownership of 80% of the capital stock of the Company. Subsequent to the CPI Acquisition, Messrs. Drier and Levangie and Dr. Thumim, each executive officers of CPI, became directors of the Company. In connection with the CPI Acquisition, Mr. Doretti entered into a new employment agreement with the Company pursuant to which Mr. Doretti was granted options to purchase 60,000 shares of CPI common stock. Additionally, Mr. Levangie became the chief Financial Officer of the Company and Dr. Thumim became the Chief Executive Officer. See Item 10, 'DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT'

  Acquisition by Thumim Family Partnership, L.P.

     On April 3, 1995, pursuant to a Purchase and Sale Agreement made as of March 25, 1995 by and between CPI and Oxberry LLC., Dr. Thumim, the Chief Executive Officer and a director of the Company, as nominee for a limited partnership to be formed as the Thumim Family Partnership, L.P. (the 'Partnership'), acquired from CPI all of the securities issued or granted by the Company which were owned by CPI. Such securities included 3,420,064 shares of

Common Stock and the Option. The consideration paid for the Common Stock and Option was $102,602.

     On March 28, 1996 The Company issued 9,956,936 shares of its Common Stock in the name of the Thumim Family Partnership LP through a reduction of intercompany indebtedness due to Oxberry LLC for services and advances provided by Oxberry LLC to the Company. The indebtedness at March 28, 1996 was $185,000 and was converted at a rate of $.015 per share. ('The Partnership' ) is owned by Dr. Alfred I. Thumim who is the sole

General Partner and Oxberry LLC which is owned by ('The Partnership') and Dr. Thumim. The additional shares owned by The Thumim Family Partnership LP gives it an approximate 81% ownership of the Company.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

EXHIBIT
 NUMBER   DESCRIPTION OF EXHIBIT
--------  -------------------------------------------------------------------------------------------------------
 2+       Stock Purchase Agreement by and among Vision Ten, Inc., Tennity Group and Cybernetics Products, Inc.,
          dated March 30, 1994
 2a**     Purchase and Sale Agreement, dated March 25, 1995, between Cybernetics Products, Inc. and Oxberry LLC.
 3a*      Certificate of Incorporation, as amended
 3b*      Bylaws
 4a*      Specimen Common Stock Certificate
 4b*      Specimen Common Stock Purchase Warrant
 4c*      Form of Warrant Agreement between the Company and American Stock Transfer & Trust Company
 4d*      Form of Warrant Agreement between the Company and Thomas James Associates, Inc. (the 'Representative')
10a*      Lease between the Company and The Park Beyond The Park, dated December 1, 1988
10b*      Key Employee Agreement between the Company and Richard K. Gerlach, dated March 31, 1989
10c*      1989 Employee Stock Option Plan
10d(1)*   Line of Credit Agreement with Security Pacific National Bank for $500,000, dated March 11, 1991
10d(2)*   Letter from Security Pacific National Bank indicating agreement to convert the balance on the line of credit to a five-year term loan, dated October 24, 1991
10e*      Memorandum of Agreement between the Tennity Group and the Company, dated April 11, 1990
10f*      Corporate Refinancing Agreement between the Company, The Tennity Group, Greg Shannon, Sue Shannon and
          Richard Gerlach, dated October 26, 1990
10g(1)*   Note payable to Greg Shannon in the amount of $250,000, dated March 31, 1989
10g(2)*   Note payable to Greg Shannon in the amount of $100,000, dated August 1, 1989
10g(3)*   Note payable to Sue Shannon in the amount of $100,000, dated June 8, 1989
10g(4)*   Note payable to Sue Shannon in the amount of $113,000, dated August 1, 1989
10g(5)*   Note payable to Richard Gerlach in the amount of $8,000, dated October 18, 1989
10g(6)*   Note payable to Richard Gerlach in the amount of $12,000, dated November 8, 1989
10g(7)*   Note payable to Richard Gerlach in the amount of $60,000, dated November 17, 1989
10g(8)*   Note payable to Richard Gerlach in the amount of $80,000, dated December 30, 1989

10g(9)*   Note payable to Richard Gerlach in the amount of $8,500, dated December 31, 1989
10h(1)*   Warrant to purchase 11,679 shares of Common Stock at $.86 per share issued to Greg Shannon, dated March
          31, 1989
10h(2)*   Warrant to purchase 11,679 shares of Common Stock at $.86 per share issued to Gary Birdsong, dated
          March 31, 1989
10h(3)*   Four warrants to purchase an aggregate of 43,835 shares of Common Stock at $12.84 per share issued to
          Greg and Sue Shannon, dated from March 31, 1989 to August 1, 1989
10h(4)*   Ten warrants to purchase an aggregate of 28,548 shares of Common Stock at $12.84 per share issued to
          Richard Gerlach, dated from September 26, 1989 to February 1, 1991
10h(5)*   Warrants to purchase 1,090 shares of Common Stock at $12.84 per share issued to Spectrum Ten, dated
          January 3, 1990
10h(6)*   Warrant to purchase 29,197 shares of Common Stock at $2.57 per share issued to Marilyn Tennity, as trustee, dated March 1, 1991

EXHIBIT
 NUMBER   DESCRIPTION OF EXHIBIT
--------  -------------------------------------------------------------------------------------------------------
10h(7)*   Warrant to purchase 29,197 shares of Common Stock at $2.57 per share issued to Greg and Susan Shannon, dated March 1, 1991
10i*      Pre-market notification letter from the Food and Drug Administration, dated December 22, 1989
10j(1)*   International Distributor Agreement between the Company and International Business Group, Ltd. for
          sales in Spain, dated July 13, 1990
10j(2)    International Distributor Agreement between the Company and International Business Group, Ltd. for
          sales in Italy, dated July 13, 1990
10j(3)*   Dealership Agreement between the Company and Laser Lines, Ltd., dated August 17, 1990
10j(4)*   Dealership Agreement between the Company and E. G. Baldwin & Associates, Inc., dated September 17, 1990
10j(5)*   Dealership Agreement between the Company and R-ray of Georgia, dated November 28, 1990
10j(6)*   Dealership Agreement between the Company and Kansas City X-ray Corporation, dated September 19, 1990
10j(7)*   Dealership Agreement between the Company and SBI, Inc., dated October 30, 1990
10k(1)*   License Agreement between the Company and Truvel Corporation, dated March 1, 1989
10k(2)*   Amendment to License Agreement with Truvel, dated July 17, 1987
10l*      Deferred Compensation Agreements between the Company and its employees, dated September 27 and 28, 1990
10m*      Consent of Diagnostic Imaging, dated August 23, 1991
10n*      Consent of the American Medical Association
10o*      Consent of the American Hospital Association
10p*      Consent of Robert S. First, Inc.
10q(1)*   Note payable to Pacific Business Capital Corporation in the amount of $200,000, dated September 19,
          1991
10q(2)*   Loan Agreement between the Company and Pacific Business Capital Corporation, dated September 19, 1991
10r*      Form of Financial Consulting Contract between the Company and the Representative
28a*      Form of Agreement between the Representative and certain of the Company's officers, directors, and stockholders with respect to transferability of shares
28b*      Form of Escrow Agreement among the Company, American Stock Transfer & Trust Company and certain stockholders of the Company
  b.      Reports on Form 8-K
  *       Incorporated by reference to the exhibits of the Company's Registration Statement on Form S-1 (File No.
          33-41780).
 **       Incorporated by reference to the current report Form 8-K filed on April 10, 1995, by Cybernetics

          Products, Inc.
 +        Incorporated by reference to the 1993 annual report on Form 10-KSB filed by Cybernetics Products, Inc.
          on March 31, 1994.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Vision Ten, Inc.

We have audited the accompanying balance sheet of Vision Ten, Inc. as of December 31, 1996 and the related statements of operations, changes in stockholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Ten, Inc. as of December 31, 1996 and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

                                          FELDMAN RADIN & CO., P.C.
                                          Certified Public Accountants

April 10, 1997
New York, New York

                                VISION TEN, INC.
                                 BALANCE SHEET
                               DECEMBER 31, 1996

                                               ASSETS
Current assets:
  Cash...............................................................................................   $   34,004
  Accounts receivable, less allowance for doubtful accounts of $49,454...............................      119,710
  Other receivables..................................................................................       32,200
  Inventories........................................................................................      317,507
                                                                                                        ----------
Total current assets.................................................................................      503,421
Property and equipment, net of accumulated depreciation of $44,996...................................        8,035
                                                                                                        ----------
                                                                                                        $  511,456
                                                                                                        ----------
                                                                                                        ----------
                                LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable...................................................................................   $   56,757
  Advance from affiliate.............................................................................       68,481
  Accrued expenses...................................................................................       72,804
                                                                                                        ----------
Total current liabilities............................................................................      198,042
                                                                                                        ----------
Note payable to stockholder..........................................................................      650,000
                                                                                                        ----------
Stockholders' Deficit:
  Common Stock, $.01 par value, authorized 20,000,000 shares, 15,303,796 issued and outstanding......      152,310
  Additional paid-in-capital.........................................................................    7,848,269
  Accumulated deficit................................................................................   (8,337,165)
                                                                                                        ----------
Total stockholders' deficit..........................................................................     (336,586)
                                                                                                        ----------
                                                                                                        $  511,456
                                                                                                        ----------
                                                                                                        ----------

                       See notes to financial statements.

                                VISION TEN, INC.
                            STATEMENTS OF OPERATIONS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                        -------------------------
                                                                                           1996           1995
                                                                                        -----------    ----------
Revenues.............................................................................   $   501,809    $  454,931
Cost of goods sold...................................................................       432,225       360,785
                                                                                        -----------    ----------
     Gross profit....................................................................        69,584        94,146
                                                                                        -----------    ----------
Operating expenses:
  Selling, general and administrative expenses.......................................       116,419       200,845
  Research and development...........................................................        33,000            --
                                                                                        -----------    ----------
                                                                                            149,419       200,845
                                                                                        -----------    ----------
     Total operating expenses........................................................       149,419       200,845
                                                                                        -----------    ----------
Net loss.............................................................................   $   (79,835)   $ (106,699)
                                                                                        -----------    ----------
                                                                                        -----------    ----------
Net income (loss) per common share:
  (Primary and fully diluted)
  Net income (loss) per common share.................................................   $     (0.01)   $    (0.01)
                                                                                        -----------    ----------
                                                                                        -----------    ----------
Average common shares outstanding....................................................    14,534,160     7,978,529
                                                                                        -----------    ----------
                                                                                        -----------    ----------

                       See notes to financial statements.

                                VISION TEN, INC.
                      STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                     COMMON STOCK         ADDITIONAL
                                                ----------------------     PAID-IN      ACCUMULATED
                                                  SHARES       AMOUNT      CAPITAL        DEFICIT        TOTAL
                                                ----------    --------    ----------    -----------    ---------

Balance at January 1, 1995...................    6,564,095    $ 64,913    $7,725,666    $(8,150,631)   $(360,052)

  Issuance of common stock to affiliate for
     services provided.......................    5,618,401      56,184        78,816             --      135,000

  Net loss...................................           --          --            --       (106,699)    (106,699)
                                                ----------    --------    ----------    -----------    ---------

Balance at December 31, 1995.................   12,182,496    $121,097    $7,804,482    $(8,257,330)   $(331,751)

  Issuance of common stock to affiliate for
     services provided.......................    3,121,300      31,213        43,787             --       75,000

  Net loss...................................           --          --            --        (79,835)     (79,835)
                                                ----------    --------    ----------    -----------    ---------

Balance at December 31, 1996.................   15,303,796    $152,310    $7,848,269    $(8,337,165)   $(336,586)
                                                ----------    --------    ----------    -----------    ---------
                                                ----------    --------    ----------    -----------    ---------

                       See notes to financial statements.
                                       14

                                VISION TEN, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED DECEMBER
                                                                                                    31,
                                                                                           ----------------------
                                                                                             1996         1995
                                                                                           --------     ---------
Cash Flows from Operating Activities:
  Net loss..............................................................................   $(79,835)    $(106,699)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
       Depreciation.....................................................................      9,116         9,106
       Issuance of common stock to affiliate............................................     75,000       135,000
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable.......................................     20,141       (31,046)
       (Increase) decrease in inventories...............................................     28,633        32,952
       (Increase) decrease in property & equipment......................................     (2,500)           --
       (Increase) decrease in marketable securities.....................................     32,200
       Increase in other receivables....................................................    (32,200)
       (Increase) decrease in prepaid expenses and other current assets.................         --        34,633
       Increase (decrease) in accounts payable..........................................   (141,946)      (57,516)
       Increase (decrease) in due to stockholder........................................         --
       Increase (decrease) in advance from affiliate....................................     62,069         6,412
       Increase (decrease) in accrued expenses and other current liabilities............     60,590       (22,072)
                                                                                           --------     ---------
          Total Adjustments.............................................................    111,103       107,469
                                                                                           --------     ---------
Net cash provided by (used in) operating activities.....................................     31,268           770
                                                                                           --------     ---------
Cash flow from investing activities:
       Capital expenditures.............................................................         --        (5,000)
                                                                                           --------     ---------
Net cash used in investing activities...................................................         --        (5,000)
                                                                                           --------     ---------
Net increase (decrease) in cash.........................................................     31,268        (4,230)
Cash, beginning of period...............................................................      2,736         6,966
                                                                                           --------     ---------
Cash, end of period.....................................................................   $ 34,004     $   2,736
                                                                                           --------     ---------
                                                                                           --------     ---------

                       See notes to financial statements
                                       15

                                VISION TEN, INC.
                         NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

1. THE COMPANY

     Vision Ten, Inc., a Delaware corporation organized in 1989 (the 'Company'), is engaged in the medical film digitizing business. The Company currently manufactures and markets a single product, specifically a medium priced, full-fidelity, full-featured solid state film digitizer.

     On May 19, 1994, the Company had approximately 53% of its outstanding capital stock acquired by Cybernetics Products, Inc. ('CPI'), a corporation engaged in the development, manufacturing and marketing of products and systems utilized in the electronics, printed circuit board, electronic imaging and photography markets, in exchange for approximately 185,000 shares of CPI's common stock, of which the Company received approximately 105,000 shares (the 'CPI Acquisition'). In connection with the CPI acquisition, the Company granted CPI an 18 month option (the 'Option') to acquire such additional number of shares of the Company's Common Stock as would then be required to provide the holder thereof with beneficial ownership of 80% of the Company's outstanding capital stock. The Option was exercisable immediately upon grant at a price of $.10 per share and expired on November 18, 1995. No options were exercised prior to the expiration.

     On April 3, 1995, the shares of the Company's outstanding capital stock owned by CPI were sold together with the option referred to above to Alfred I. Thumin as nominee for a limited partnership formed as the Thumin Family Partnership L. P. (The 'Stock Sale'), for $103,000 in addition to the assumption of certain liabilities. Alfred I Thumin is the president and Chief Executive Officer of the Company.

2. SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     INVENTORIES. Inventories, consisting of raw materials ($138,069) and finished goods ($179,438) are stated at lower of cost (first-in, first-out basis) or market.

     PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation and amortization are provided principally by the straight-line method based on the estimated useful lives of the assets.

     REVENUE RECOGNITION. The Company generally records revenue from the sale of its product at the time of shipment.

     RESEARCH AND DEVELOPMENT. Research and development costs are charged to operations in the period incurred.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents includes cash on hand and on deposit and highly liquid debt instruments with original maturities of three month or less.


     INCOME TAXES. As a result of changes in control of the Company which occurred during 1994 and again in 1995, the amount of the Company's net operating losses that may be utilized for federal income tax purposes in the aggregate and in any one year, has been substantially reduced. For financial reporting purposes, the deferred tax asset related to such net operating losses has been fully offset by a valuation allowance as there can be no certainty such net operating losses will be fully utilized.

     INCOME (LOSS) PER SHARE INFORMATION. Net income (loss) per common share is calculated using the weighted average number of common shares outstanding during each year.

     The weighted average number of shares to compute net loss per share was 14,534,160 and 7,978,529 for the years ended December 31, 1996 and 1995, respectively, which average excludes escrowed shares (see Note 5).

     ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amount of assets and

                                VISION TEN, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these assets and liabilities.

3. NOTE PAYABLE TO SHAREHOLDERS

     A. Shareholder Advances. Through December 31, 1994, the Company had received operating advances from its majority shareholder, CPI, in addition to an advance payable of $93,000 related to the recording of the 53% sale to CPI. In connection with the Stock Sale on April 3, 1995, the shareholder advance of $373,000 has been forgiven by CPI.

     B. Note Payable to Shareholder. Subsequent to the CPI Acquisition, a $650,000 note payable was assigned to CPI. In connection with the Stock Sale, the $650,000 non-interest bearing note has been assigned by CPI to Alfred I. Thumin, as nominee, for a limited partnership formed as the Thumin Partnership L.P. The holder of the note will not pursue collection of the note for through January 15, 1998.

4. EMPLOYEE BENEFIT PLANS


     The company maintains a deferred profit-sharing plan (i.e. a 401K plan) covering all employees. Contributions to the plan are at the discretion of the Board of Directors. There were no contributions to the plan in either 1996 or 1995.

5. STOCKHOLDERS' DEFICIT

     In 1991, the Company sold 570,475 units to the public at $9.00 per unit, each unit consisting of three shares of common stock and two redeemable common stock purchase warrants. Each warrant entitled the holder to purchase, at any time over a five year period through November 1996, one share of common stock at a price of $4.00 per share during the first 30 months, and $5.00 per share during the remaining 30 months. The warrant prices are subject to adjustment under certain circumstances and subject to redemption at $.05 per warrant. Proceeds from the sale were reduced by $1,060,081 in offering costs.

     Certain directors, officers and principal stockholders of the Company have placed an aggregate of 716,667 shares of common stock of the Company in escrow for a six-year term. The shares will be released from escrow and returned to the stockholders if certain levels of earnings or a certain level of market price for the Company's common stock are achieved. Earnings (loss) per share calculations reflect the contingently issuable shares, which are not considered to be outstanding for any periods presented. In exchange for the shareholders agreement to escrow shares, the Company has issued warrants to purchase a total of 354,727 shares of common stock at an exercise price of $2.57 per share. In connection with the CPI Acquisition, 174,162 warrants were canceled. During 1992, the Company issued additional warrants to purchase 202,313 shares of common stock at an exercise price of $2.57 per share. These warrants which are exercisable immediately expire in February 1997.

     In 1991, the Company issued warrants to unaffiliated third parties to purchase 198,000 shares of common stock at $.60 per share which expired in 1996. No warrants were exersised.

     In May 1994, prior to the exchange of shares related to CPI Acquisition, a former president of the Company converted a note payable issued by the Company in the original principal amount of $41,000 into 220,154 shares of common stock of the Company. Concurrent with the above noted transaction, the former president relinquished rights to acquire 215,458 shares of the Company's common stock.

                                VISION TEN, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

5. STOCKHOLDERS' DEFICIT--(CONTINUED)

     In May 1994, the Company consummated the CPI Acquisition in exchange for approximately 185,000 shares of CPI common stock shares, of which the Company received approximately 105,000 shares and CPI acquired an approximately 53%

equity interest in the Company. In connection with the exchange of shares by and between the Company and CPI, a certain shareholder of the Company forgave a note payable, made by the Company in the original principal amount of $200,000 and all related accrued interest in exchange for a note receivable held by the Company in the original principal amount of $107,000 and 25,000 shares of CPI common stock. Additionally, in connection with the exchange of shares by and between the Company and CPI, another principal shareholder of the Company agreed to reduce a note payable held by the Company in the original principal amount by $150,000 and forgave all related accrued interest. Also, certain deferred compensation payable by the Company in the approximate amount of $59,000 was waived by certain current and former officers of the Company. The above transactions result in the recognition of a $379,000 extraordinary gain due to the early extinguishment of debt. Conditional upon the consummation of the exchange of shares by and between the Company and CPI, the Company obtained $128,000 of trade payable reductions from certain vendors. The related discounts have been recorded as a reduction of selling, general and administrative expenses. Under the terms of the stock purchase agreement, CPI received an option to acquire up to 80% equity interest in the Company.

     In April 1995, the shares of the Company's outstanding capital stock owned by CPI were sold together with the Option to Alfred I. Thumin, as nominee for a limited partnership formed as the Thumin Family Partnership, L.P. for $103,000, in addition to the assumption of certain liabilities. Alfred I. Thumin is the President and Chief Executive Officer of the Company.

     In 1996, the Company issued 3,121,300 shares of common stock to an entity controlled by one of the Company's significant stockholders for administrative services rendered to the Company by this affiliate. The shares were valued at their approximate fair market value. Charges reflected in the statement of operations aggregated $75,000 with respect to these transactions in 1996.

6. STOCK OPTION PLAN

     The Company's 1989 Stock Option Plan (the '1989 Plan') was adopted by the Board of Directors and the stockholders of the Company on February 28, 1989 and March 30, 1989 respectively. The Plan provides for granting of 300,000 options which are intended to qualify as incentive stock options within the meaning of
Section 422A of the Internal Revenue Code of 1986 and 75,000 options which are not intended to meet the requirements of such section. 375,000 shares of common stock are reserved for issuance upon exercise of the option granted under the Plan. Options to purchase shares may be granted under the Plan to persons who, in the case of incentive stock options, are full-time employees including officers) of the Company, or, in the case of non-statutory stock options, are employees, consultants or nonemployee directors of the Company. These options vest over three years and expire five years from the date of the grant.

     Options to acquire 26,100 shares of the Company's common stock have been granted and are outstanding under the 1989 Plan. As a result of the CPI Acquisition, all rights to non-vested options under the 1989 Plan were canceled.

     The Company's 1992 Stock Option Plan (the '1992 Plan') was adopted by the Board of Directors and the stockholders of the Company on March 5, 1992 and August 5, 1992, respectively. The 1992 Plan provides for granting 650,000 options which may or may not meet the requirements of Section 422A of the

Internal Revenue Code. 650,000 shares of common stock are reserved for issuance upon exercise of the option granted under the 1992 Plan. Options to purchase shares may be granted under the 1992 Plan to persons who, in the case of incentive stock options, are full-time employees (including officers) of the Company, or, in the case of non statutory stock options, are employees, consultants, or nonemployee directors of the Company.

                                VISION TEN, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

6. STOCK OPTION PLAN--(CONTINUED)

     Options to acquire 30,000 shares of the Company's common stock have been granted and are outstanding under the 1992 Plan. At December 31, 1996, all of the granted options, none of which have been exercised, were exercisable at an exercise price of $.25 per share. As a result of the CPI Acquisition, all rights to non-vested options under the 1992 Plan were canceled.

7. RELATED PARTY TRANSACTIONS

     Pursuant to a management agreement in place between the Company and an affiliate, the Company was allocated expenditures related to salaries, rent, telephone, and utilities by the affiliate. The salary allocation was based on the estimated time incurred by employees of the afiiliate on behalf of the Company. Allocations for rent, telephone, and utilities were based on an agreed upon percentage. Approximately $121,500 and $135,000 were allocated by the affiliate to the Company for the years ended December 31, 1996 and 1995, respectively.

8. MAJOR CUSTOMERS

     Two customers accounted for approximately 75% and three customers accounted for approximately 55% of the Company's sales during the years ended December 31, 1996 and 1995, respectively.

9. PERVASIVENESS OF ESTIMATES (STANDARD DISCLOSURE REQUIRED UNDER STATEMENT OF POSITION NO. 94-6)

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

                                VISION TEN, INC.
                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the
undersigned, thereunto duly authorized, April   , 1995.

                                          VISION TEN, INC.

                                          By: /s/ Dr. Alfred I. Thumim
                                             ----------------------------------
                                             Dr. Alfred I. Thumim
                                             Chief Executive Officer

     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer in the capacities
indicated on April   , 1995.

                    SIGNATURES                                     TITLE
--------------------------------------------------   ----------------------------------

By: /s/ Alfred I. Thumim
   ----------------------------------------------    Director, Chief Executive Officer
    Alfred I. Thumim                                   (Principal Executive Officer)

By: /s/ Thomas A. Carpenter
   ----------------------------------------------    Chief Financial Officer
    Thomas A. Carpenter