Form 10-Q
period 1997-03-31
VISION TEN INC
filed 1997-05-20
CIK 848101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1997

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

                  Yes    X                           No
                       -----                             -----

The number of shares of registrant's Common Stock, $.01 par value, outstanding as of May 15, 1997 was 15,303,796 shares.

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

                                VISION TEN, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                          March 31,             December 31,
                                                                             1997                   1996
CURRENT ASSETS:                                                          (Unaudited)
                                                                      -------------------    -------------------
     Cash                                                          $                   -  $              34,004
     Accounts receivable, less allowance for
         doubtful accounts                                                       135,615                119,710
     Other receivables                                                            32,200                 32,200
     Inventories                                                                 347,140                317,507
                                                                      -------------------    -------------------
         TOTAL CURRENT ASSETS                                                    514,955                503,421

PROPERTY AND EQUIPMENT, net

     of accumulated depreciation                                                   5,759                  8,035

                                                                   $             520,714  $             511,456
                                                                      ===================    ===================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                              $              56,703  $              56,757
     Advance from affiliate                                                       89,981                 68,481
     Accrued expenses                                                             72,804                 72,804
                                                                      -------------------    -------------------
         TOTAL CURRENT LIABILITIES                                               219,488                198,042
                                                                      -------------------    -------------------

NOTE PAYABLE TO STOCKHOLDER                                                      650,000                650,000
                                                                      -------------------    -------------------

STOCKHOLDERS' DEFICIT:
     Common Stock, $.01 par value, authorized 20,000,000 shares,
         15,303,796 issued and outstanding                                       152,310                152,310
     Additional paid-in-capital                                                7,848,269              7,848,269
     Accumulated deficit                                                      (8,349,353)            (8,337,165)
                                                                      -------------------    -------------------
         TOTAL STOCKHOLDERS' DEFICIT                                            (348,774)              (336,586)
                                                                      -------------------    -------------------

                                                                   $             520,714  $             511,456

                                                                      ===================    ===================

                       See notes to financial statements.

                                VISION TEN, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                    Three Months Ended March 31,
                                               ---------------------------------------
                                                     1997                 1996
                                               ------------------   ------------------

REVENUES                                     $            36,278  $           311,017

COST OF GOODS SOLD                                        27,209              248,814
                                               ------------------   ------------------

GROSS PROFIT                                               9,069               62,203
                                               ------------------   ------------------

OPERATING EXPENSES:
     Selling and marketing expenses                        3,309               17,396
     General and administrative expenses                  11,948               33,320
     Product development                                   6,000                    -
                                               ------------------   ------------------
         TOTAL OPERATING EXPENSES                         21,257               50,716
                                               ------------------   ------------------

INCOME (LOSS) FROM OPERATIONS                            (12,188)              11,487
                                               ------------------   ------------------


NET INCOME (LOSS)                            $           (12,188) $            11,487
                                               ==================   ==================


NET INCOME (LOSS) PER COMMON SHARE:
     Net income (loss) per common share     $             (0.001) $             0.001
                                               ==================   ==================

AVERAGE COMMON SHARES OUTSTANDING                     15,303,796           14,351,763
                                               ==================   ==================

                       See notes to financial statements.

                                VISION TEN, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                   (Unaudited)

                                                                        Additional
                                           Common Stock                   Paid-in          Accumulated
                                    Shares           Amount               Capital            Deficit              Total
                                ---------------    ----------------   ----------------    ---------------    ----------------

Balance at December 31, 1996        15,303,796    $        152,310   $      7,848,269    $    (8,337,165)   $       (336,586)

     Net Loss                                -                   -                  -            (12,188)            (12,188)
                                ---------------    ----------------   ----------------    ---------------    ----------------

Balance at March 31, 1997           15,303,796    $        152,310   $      7,848,269    $    (8,349,353)   $       (348,774)
                                ===============    ================   ================    ===============    ================

                       See notes to financial statements.

                                VISION TEN, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                  ---------------------------------------
                                                                                        1997                 1996
                                                                                  ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                           $          (12,188)  $           11,487
                                                                                  ------------------   ------------------

     Adjustments to reconcile net income (loss) to net cash provided by (used
     in) operating activities:
         Depreciation                                                                         2,276                2,286
         Issuance of common stock for services rendered                                                           75,000

     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                                         (15,905)            (151,400)
         (Increase) decrease in inventories                                                 (29,633)              43,611
         (Increase) decrease in prepaid expenses and other current assets                         -               (4,677)
         Increase (decrease) in accounts payable                                                (54)             (41,321)
         Increase (decrease) in advance from affiliate                                       21,500               (6,412)
         Increase (decrease) in accrued expenses and other current liabilities                    -               68,690
                                                                                  ------------------   ------------------
            TOTAL ADJUSTMENTS                                                               (21,816)             (14,223)
                                                                                  ------------------   ------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         (34,004)              (2,736)
                                                                                  ------------------   ------------------

NET INCREASE (DECREASE) IN CASH                                                             (34,004)              (2,736)

CASH, beginning of period                                                                    34,004                2,736
                                                                                  ------------------   ------------------

CASH, end of period                                                              $                -   $                -
                                                                                  ==================   ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the year for interest                                      $                -   $                -
                                                                                  ==================   ==================
     Cash paid during the year for income taxes                                  $                -   $                -
                                                                                  ==================   ==================


                       See notes to financial statements.

                                VISION TEN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 1997

                                   (Unaudited)

1. BASIS OF PRESENTATION

         The accompanying financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the three months ended March 31, 1997.

         The financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB, as amended, for the year ended December 31, 1996. The results for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the full year ending December 31, 1997. Certain prior year amounts have been reclassified to conform with the current year's presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL COMMENTS

          This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements as defined in the private securities litigation reform act of 1995. Such statements relating to future events and financial performance are forward looking statements that involve risk and uncertainty, detailed from time to time in the Company's securities and exchange commission filings.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 compared to Three Months Ended March 31, 1996:

         Sales for the three months ended March 31, 1997 were $36,278 as compared to $311,017 for the three months ended March 31, 1996. The 88% or $274,739 decrease was the result of primarily one customer having placed a large order during the three months ended March 31, 1996, satisfied their long term requirements for the Company's products and did not place any orders during the three months ended March 31, 1997. Management anticipates receiving such orders in the future quarters, however there is no assurance that these orders will be placed.

         Gross profit for the three months ended March 31, 1997 was $9,069, or 25% versus ($62,203), or (20%) for the year ago period. The increase in gross profit percentage was primarily due to reduced overhead expenses during the three months ended March 31, 1997.

         Selling and marketing expenses during the three months ended March 31, 1997 were $3,309 and $17,396 for the year ago period, a decrease of $14,087. The decrease is due to decreased sales activity in 1997.

         General and administrative expenses for the three months ended March 31, 1997 were $11,948 as compared to $33,320 for the three months ended March 31, 1996. The decrease is primarily due to the termination of leased operations in Los Angeles, California in December 1996 and the elimination of the related expenses.

         Product development costs during the three months ended March 31, 1997 were $6,000 and none for the year ago period, an increase of $6,000. The increase is due to management's increasing emphasis on the development of new products.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities utilized approximately $34,000 during the three months ended March 31, 1997. Accounts receivable increased by $15,905 from December 31, 1996 to March 31, 1997. Management anticipates that such receivable balances will be collected in due course in the Company's next two fiscal quarters.

         The Company's chief executive officer, who holds a $650,000 note from the Company, has agreed not to demand repayment of the note within twelve months. Accordingly, the note has been reflected as a long term liability at March 31, 1997.

         The Company's largest shareholder has agreed to fund working capital needs, should they arise during the remainder of 1997. Management believes that these sources of working capital will adequately meet the Company's needs through the end of 1997.

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

VISION TEN, INC.

                                             /s/ Dr. Alfred Thumim
                                            ------------------------
                                            Dr. Alfred Thumim
                                            Chief Executive Officer

                                             /s/ Thomas A. Carpenter
                                            ------------------------
                                            Thomas A. Carpenter
                                            Accounting

Dated : May     , 1997