Form 10QSB
period 1997-06-30
VISION TEN INC
filed 1997-08-21
CIK 848101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1997

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

                  Yes    X                                             No

The number of shares of registrant's Common Stock, $.01 par value, outstanding as of August 15, 1997 was 15,303,796 shares.

                                                     VISION TEN, INC.

                                                           INDEX


                                                                        Page
                                                                       Number
                                                                     ----------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Balance Sheets                                                         1
     Statements of Operations                                               2
     Statement of Stockholders' Deficit                                     3
     Statements of Cash Flows                                               4
     Notes to Financial Statements                                          5

Item 2 - Management's Discussion and Analysis or
     Plan of Operation                                                      6

PART II - OTHER INFORMATION                                                 7

SIGNATURE                                                                   8

 VISION TEN, INC.

                                                         BALANCE SHEETS



                                                                                               June 30,           December 31,
                                                                                                 1997                 1996
                                                                                           ------------------   ------------------
                                                                                              (Unaudited)
                                                             ASSETS


CURRENT ASSETS:
     Cash                                                                               $                429 $             34,004
     Accounts receivable, net of allowance for
         doubtful accounts                                                                           127,718              119,710
     Other receivables                                                                                32,200               32,200
     Inventories                                                                                     387,364              317,507
                                                                                           ------------------   ------------------
         TOTAL CURRENT ASSETS                                                                        547,711              503,421

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation                                                                          3,482                8,035
                                                                                           ------------------   ------------------

                                                                                        $            551,193 $            511,456
                                                                                           ==================   ==================

                                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                                   $             44,218 $             56,757
     Advance form affiliate                                                                          153,677               68,481
     Accrued expenses                                                                                 72,804               72,804
                                                                                           ------------------   ------------------
         TOTAL CURRENT LIABILITIES                                                                   270,699              198,042
                                                                                           ------------------   ------------------

NOTE PAYABLE TO STOCKHOLDER                                                                          650,000              650,000
                                                                                           ------------------   ------------------

STOCKHOLDERS' DEFICIT:
     Common stock, $.01 par value, 20,000,000 shares authorized,
         15,303,796 issued and outstanding                                                           152,310              152,310
     Additional paid-in-capital                                                                    7,848,269            7,848,269
     Accumulated deficit                                                                          (8,370,085)          (8,337,165)
                                                                                           ------------------   ------------------
         TOTAL STOCKHOLDERS' DEFICIT                                                                (369,506)            (336,586)
                                                                                           ------------------   ------------------

                                                                                        $            551,193 $            511,456
                                                                                           ==================   ==================





                                               See notes to financial statements.

                                                               -1-

   VISION TEN, INC.

                                                                 STATEMENTS OF OPERATIONS

                                                                        (Unaudited)



                                              Three Months ended June 30,                    Six Months Ended June 30,
                                      ---------------------------------------------------------------------------------------------
                                              1997                     1996                    1997                    1996
                                      ---------------------    ---------------------   ---------------------    -------------------

REVENUES                            $                 2,875  $                98,745 $                39,153  $             409,762

COST OF GOODS SOLD                                    2,156                   58,508                  29,365                307,322
                                      ---------------------    ---------------------   ---------------------    -------------------

GROSS PROFIT                                            719                   40,237                   9,788                102,440
                                      ---------------------    ---------------------   ---------------------    -------------------

OPERATING EXPENSES:
     Selling and marketing expenses                   1,372                   22,546                   4,681                 39,942
     General and administrative expenses              5,079                    4,596                  17,027                 37,916
     Product development                             15,000                   21,000                  21,000                 21,000

                                        -------------------    ---------------------    ---------------------   --------------------
         TOTAL OPERATING EXPENSES                    21,451                   48,142                  42,708                 98,858
                                        -------------------    ---------------------   ---------------------    -------------------

INCOME (LOSS) FROM OPERATIONS                       (20,732)                  (7,905)                (32,920)                 3,582
                                        -------------------    ---------------------   ---------------------    -------------------

NET INCOME (LOSS)                   $               (20,732) $                (7,905)$               (32,920) $               3,582
                                       =====================    =====================   =====================    ===================

NET INCOME (LOSS) PER COMMON
     SHARE                          $           **           $           **          $           **           $          **
                                       =====================    =====================   =====================    ===================

AVERAGE COMMON SHARES
     OUTSTANDING                                  15,303,796               14,357,763              15,303,796             14,357,763
                                       =====================    =====================   =====================    ===================


     **  represents less than $.01 per share






















                                                            See notes to financial statements.

                                                                            -2-

 VISION TEN, INC.

                                                   STATEMENT OF STOCKHOLDERS' DEFICIT

                                                               (Unaudited)



                                              Common Stock                  Additional
                                    -----------------------------------       Paid-in           Accumulated
                                        Shares             Amount             Capital             Deficit              Total
                                    ---------------    ----------------   ----------------    -----------------    ---------------

Balance at December 31, 1996            15,303,796  $          152,310 $        7,848,269  $        (8,337,165) $        (336,586)

     Net loss                                    -                   -                  -              (32,920)           (32,920)

                                    ---------------    ----------------   ----------------    -----------------    ---------------

Balance at June 30, 1997
     (Unaudited)                        15,303,796  $          152,310 $        7,848,269  $        (8,370,085) $        (369,506)
                                    ===============    ================   ================    =================    ===============











                                                   See notes to financial statements.

                                                                   -3-

VISION TEN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)



                                                       Six Months Ended June 30,
                                                          1997           1996
                                                       ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $       (32,920)  $       3,582
                                                 ---------------  --------------
  Adjustments to reconcile
    net income (loss) to net cash
    used in operating activities:
    Depreciation                                          4,553           2,063
    Issuance of common stock                                  -          75,000

  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable          (8,008)         (83,330)
    (Increase) decrease in inventories                 (69,857)          42,804
    (Increase) decrease in prepaid expenses and
     other current assets                                    -           (1,657)
     Increase (decrease) in accounts payable           (12,539)         (94,653)
     Increase (decrease) in advance from affiliate      85,196           (6,412)
     Increase (decrease) in accrued expenses                 -           60,590
                                                  ------------    --------------
                 TOTAL ADJUSTMENTS                       (655)           (5,595)
                                                  ------------    --------------
  NET CASH USED IN OPERATING ACTIVITIES               (33,575)           (2,013)
                                                  -----------     --------------
NET DECREASE IN CASH                                  (33,575)           (2,013)

CASH, beginning of period                              34,004             2,736
                                                  -----------     --------------
CASH, end of period                             $         429   $           723
                                                  ===========   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the year
     for interest                               $         -    $             -
     Cash paid during the year                  =============   ================
     for income taxes                           $         -    $             -
                                                =============   ================











                       See notes to financial statements.

                                VISION TEN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1997

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying financial statements as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the six months ended June 30, 1997.

         The  financial  statements  should  be read  in  conjunction  with  the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB, for the year ended December 31, 1996. The results for the six months ended June 30, 1997 are not necessarily indicative of the results expected for the full year ending December 31, 1997. Certain prior year amounts have been reclassified to conform with the current year's presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

GENERAL COMMENTS

This Management's Discussion and Analysis or Plan of Operation contains forward looking statements as defined in the private securities litigation reform act of 1995. Such statements relating to future events and financial performance are forward looking statements that involve risk and uncertainty, detailed from time to time in the Company's securities and exchange commission filings.

RESULTS OF OPERATIONS

The net loss was $32,920 for the six months ended June 30, 1997 as compared to a profit of $3,582 for the six months ended June 30, 1996. Net loss was $20,732 for the three months ended June 30, 1997 as compared to a net loss of $7,905 for the three months ended June 30, 1996.

Sales for the six months ended June 30, 1997 were $39,153 as compared to $409,762 for the six months ended June 30, 1996. The 90% or $370,609 decrease was the result of primarily one customer having placed a large order during the three months ended March 31, 1996 which satisfied their long term requirements for the Company's products and did not place any orders during the six months ended June 30, 1997. Management anticipates receiving such orders in the future quarters, however there is no assurance that these orders will be placed.

Selling and marketing expenses during the six months ended June 30, 1997 were $4,681 and $39,942 for the year ago period, a decrease of $35,261. The decrease is due to a reduction in sales personnel in 1997.

General and administrative expenses for the six months ended June 30, 1997 were $17,027 as compared to $37,916 for the six months ended June 30, 1996. The decrease is primarily due to the termination of leased operations in Los Angeles, California in December 1996 and the elimination of the related expenses.

Product development costs during the six months ended June 30, 1997 remained constant as compared to the year ago period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities utilized approximately $34,000 during the six months ended June 30, 1997. Accounts receivable increased by $8,000 from December 31, 1996 to June 30, 1997. Management anticipates that such receivable balances will be collected in due course in the Company's next two fiscal quarters. In addition, accounts payable decreased during this period by approximately $13,000. Inventories increased by approximately $70,000 during this period.

The Company's chief executive officer, who holds a $650,000 note from the Company, has agreed not to demand repayment of the note within twelve months. Accordingly, the note has been reflected as a long term liability at June 30, 1997.

The Company's largest shareholder has agreed to fund working capital needs, should they arise during the remainder of 1997. Management believes that these sources of working capital will adequately meet the Company's needs through the end of 1997.

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS - NONE
                  -----------------

Item 2.           CHANGES IN SECURITIES - NONE
                  ---------------------

Item 3.           DEFAULTS UPON SENIOR SECURITIES - NONE
                  -------------------------------

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE
                  ---------------------------------------------------

Item 5.           OTHER INFORMATION - NONE
                  -----------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VISION TEN, INC..





                                            _____ /s/ Dr. Alfred Thumim________
                                                 Dr. Alfred Thumim
                                                 Chief Executive Officer



                                            _______/s/ Thomas A. Carpenter_____
                                                    Thomas A. Carpenter
                                                Controller and Chief Accounting
                                                Officer

Dated : August 19, 1997