Form 10QSB
period 1997-07-30
VISION TEN INC
filed 1997-11-05
CIK 848101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1997

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

                  Yes    X                                             No

The number of shares of registrant's Common Stock, $.01 par value, outstanding as of November 3, 1997 was 15,303,796 shares.

                                VISION TEN, INC.

                                      INDEX

                                                                        Page
                                                                     ----------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Balance Sheets                                                          1
     Statements of Operations                                                2
     Statement of Stockholders' Deficit                                      3
     Statements of Cash Flows                                                4
     Notes to Financial Statements                                           5

Item 2 - Management's Discussion and Analysis or
     Plan of Operation                                                       6

PART II - OTHER INFORMATION                                                  7

SIGNATURE                                                                    8

                                                         VISION TEN, INC.
                                                          BALANCE SHEETS

                                                                                              September 30,          December 31,
                                                                                                  1997                  1996
                                                                                           -------------------    -----------------
                                                                                              (Unaudited)
                                                              ASSETS
CURRENT ASSETS:
     Cash                                                                               $               6,630  $            34,004
     Accounts receivable, net of allowance for
         doubtful accounts                                                                            115,571              119,710
     Other receivables                                                                                 32,200               32,200
     Inventories                                                                                      428,722              317,507
                                                                                           -------------------    -----------------
         TOTAL CURRENT ASSETS                                                                         583,123              503,421

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation                                                                           1,206                8,035
                                                                                           -------------------    -----------------

                                                                                        $             584,329  $           511,456
                                                                                           ===================    =================

                                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                                   $              62,296  $            56,757
     Advance form affiliate                                                                           173,677               68,481
     Accrued expenses                                                                                  72,804               72,804
                                                                                           -------------------    -----------------
         TOTAL CURRENT LIABILITIES                                                                    308,777              198,042
                                                                                           -------------------    -----------------

NOTE PAYABLE TO STOCKHOLDER                                                                           650,000              650,000
                                                                                           -------------------    -----------------

STOCKHOLDERS' DEFICIT:
     Common stock, $.01 par value, 20,000,000 shares authorized,
         15,303,796 issued and outstanding                                                            152,310              152,310
     Additional paid-in-capital                                                                     7,848,269            7,848,269
     Accumulated deficit                                                                           (8,375,027)          (8,337,165)
                                                                                           -------------------    -----------------
         TOTAL STOCKHOLDERS' DEFICIT                                                                 (374,448)            (336,586)
                                                                                           -------------------    -----------------

                                                                                        $             584,329  $           511,456
                                                                                           ===================    =================

                                                See notes to financial statements.


                                                                      VISION TEN, INC.
                                                                 STATEMENTS OF OPERATIONS

                                                                        (Unaudited)



                                                `        Three Months ended September 30,         Nine Months Ended September 30,
                                                   ---------------------------------------------------------------------------------
                                                           1997                  1996                 1997                 1996
                                                   ------------------    -----------------   ------------------    -----------------
REVENUES                                        $             19,145  $             39,171 $             58,298  $          448,933

COST OF GOODS SOLD                                            14,359                26,378               43,724             333,700
                                                   ------------------    ------------------   ------------------    ----------------

GROSS PROFIT                                                   4,786                12,793               14,574             115,233
                                                   ------------------    ------------------   ------------------    ----------------

OPERATING EXPENSES:
     Selling and marketing expenses                            1,436                10,737                6,117              50,679
     General and administrative expenses                       2,292                 4,516               19,319              42,432
     Product development                                       6,000                 6,000               27,000              27,000
                                                   ------------------    ------------------   ------------------    ----------------
         TOTAL OPERATING EXPENSES                              9,728                21,253               52,436             120,111
                                                   ------------------    ------------------   ------------------    ----------------

 LOSS FROM OPERATIONS                                         (4,942)               (8,460)             (37,862)             (4,878)
                                                   ------------------    ------------------   ------------------    ----------------

NET LOSS                                        $             (4,942) $             (8,460)$            (37,862) $           (4,878)
                                                   ==================    ==================   ==================    ================

NET LOSS PER COMMON
     SHARE                                      $        **           $        **          $        **           $       **
                                                   ==================    ==================   ==================    ================

AVERAGE COMMON SHARES
     OUTSTANDING                                          15,303,796            10,164,000           15,303,796          13,743,146
                                                   ==================    ==================   ==================    ================


     **  represents less than $.01 per share


                                                            See notes to financial statements.

                                                                            -2-

                                                     VISION TEN, INC.
                                             STATEMENT OF STOCKHOLDERS' DEFICIT

                                                       (Unaudited)


                                                                              Additional
                                                 Common Stock                   Paid-in           Accumulated
                                      -----------------------------------
                                          Shares             Amount             Capital             Deficit              Total
                                      ---------------    ----------------   ----------------    -----------------    ---------------
Balance at December 31, 1996       $      15,303,796  $          152,310 $        7,848,269  $        (8,337,165) $        (336,586)

     Net loss                                      -                   -                  -              (37,862)           (37,862)

                                      ---------------    ----------------   ----------------    -----------------    ---------------

Balance at September 30, 1997
                                   $      15,303,796  $          152,310 $        7,848,269  $        (8,375,027) $        (374,448)
                                      ===============    ================   ================    =================    ===============




                                             See notes to financial statements.

                                                             VISION TEN, INC.
                                                         STATEMENTS OF CASH FLOWS

                                                                (Unaudited)



                                                                                               Nine Months Ended September 30,
                                                                                          ------------------------------------------
                                                                                                 1997                   1996
                                                                                          -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                 $             (37,862) $              (4,878)
                                                                                          -------------------    -------------------

     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
         Depreciation                                                                                  6,829                  4,339
         Issuance of common stock                                                                          -                 75,000

     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                                    4,139                (93,384)
         (Increase) decrease in inventories                                                         (111,215)                 5,055
         Increase in prepaid expenses and other current assets                                             -                 (4,100)
         Increase (decrease) in accounts payable                                                       5,539               (120,038)
         Increase in advance from affiliate                                                          105,196                 75,082
         Increase (decrease) in accrued expenses                                                           -                 60,590
                                                                                          -------------------    -------------------
            TOTAL ADJUSTMENTS                                                                         10,488                  2,544
                                                                                          -------------------    -------------------

         NET CASH USED IN OPERATING ACTIVITIES                                                       (27,374)                (2,334)
                                                                                          -------------------    -------------------

NET DECREASE IN CASH                                                                                 (27,374)                (2,334)

CASH, beginning of period                                                                             34,004                  2,736
                                                                                          -------------------    -------------------

CASH, end of period                                                                    $               6,630  $                 402
                                                                                          ===================    ===================




                                                    See notes to financial statements.

                                                                    -4-

                                VISION TEN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying financial statements as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the nine months ended September 30, 1997.

         The  financial  statements  should  be read  in  conjunction  with  the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB, for the year ended December 31, 1996. The results for the nine months ended September 30, 1997 are not necessarily indicative of the results expected for the full year ending December 31, 1997. Certain prior year amounts have been reclassified to conform with the current year's presentation.

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

RESULTS OF OPERATIONS

The net loss was $37,862 for the nine months ended September 30, 1997 as compared to a net loss of $4,878 for the nine months ended September 30, 1996. Net loss was $4,942 for the three months ended September 30, 1997 as compared to a net loss of $8,460 for the three months ended September 30, 1996.

Sales for the nine months ended September 30, 1997 were $58,298 as compared to $448,933 for the nine months ended September 30, 1996. The 87% or $390,635 decrease was the result of primarily one customer having placed a large order during the three months ended March 31, 1996 which satisfied their long term requirements for the Company's products and did not place any orders during the nine months ended September 30, 1997. Management anticipates receiving such orders in the future quarters, however there is no assurance that these orders will be placed.

Selling and marketing expenses during the nine months ended September 30, 1997 were $6,117 and $50,679 for the year ago period, a decrease of $44,562. The decrease is due to a reduction in sales personnel in 1997.

General and administrative expenses for the nine months ended September 30, 1997 were $19,319 as compared to $42,432 for the nine months ended September 30, 1996. The decrease is primarily due to the termination of leased operations in Los Angeles, California in December 1996 and the elimination of the related expenses.

Product development costs during the nine months ended September 30, 1997 remained constant as compared to the year ago period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities utilized approximately $27,000 during the nine months ended September 30, 1997. Accounts receivable decreased by $4,139 from December 31, 1996 to September 30, 1997. Management anticipates that such receivable balances will be collected in due course in the Company's next two fiscal quarters. In addition, accounts payable increased during this period by approximately $5,539. Inventories increased by approximately $111,000 during this period.

The Company's chief executive officer, who holds a $650,000 note from the Company, has agreed not to demand repayment of the note within twelve months. Accordingly, the note has been reflected as a long term liability at September 30, 1997.

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


VISION TEN, INC..




                                          /s/ Dr. Alfred Thumim
                                              Dr. Alfred Thumim
                                              Chief Executive Officer



                                          /s/ Thomas A. Carpenter
                                              Thomas A. Carpenter
                                              Controller and Chief Accounting
                                              Officer

Dated : November 3, 1997