Form 10KSB
period 1997-12-31
VISION TEN INC
filed 1998-04-15
CIK 848101

VISION TEN, INC.





                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

(Mark One)

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       or
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                                       - -

                                VISION TEN, INC.




                  Commission file number             0-17878

                                Vision Ten, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Delaware                                       33-0340338
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

                  180 Broad Street, Carlstadt, New Jersey 07072
                    (Address of Principal Executive Offices)

                                  201-935-3000
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:        None


                                       - -

                                VISION TEN, INC.




Title of Each Class                                 Name of each exchange
                                                      on which Registered

                                    - NONE-


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

              Yes              X        No


        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.             X


                                       - -

                                VISION TEN, INC.




        Issuer's revenues for its most recent fiscal year ended
        December 31, 1997                                             $123,252.
                                                                      --------

        Aggregate market value of the issuer's Common Stock, $.01 par value held by non affiliates, computed on the basis of $.02 per share (the closing bid price of such stock on December 31, 1997): $ 58,154.


        The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of December 31, 1997, was 15,303,796.





                                       - -

                                VISION TEN, INC.






                                     PART I


              ITEM 1.      BUSINESS


         Business Development

         Vision Ten, Inc., a Delaware corporation organized in 1989 (the "Company"), is engaged in the medical film digitizing business. The Company currently manufactures and markets a single product, specifically a medium priced, full-fidelity, full-featured solid state film digitizer.

         On May 19, 1994, the Company had approximately 53% of its outstanding capital stock acquired by Cybernetics Products, Inc. ("CPI"), a corporation engaged in the development, manufacturing and marketing of products and systems utilized in the electronics, printed circuit board, electronic imaging and photography markets, in exchange for approximately 185,000 shares of CPI's common stock, of which the Company received approximately 105,000 shares (the "CPI Acquisition"). In connection with the CPI Acquisition, the Company granted CPI an 18 month option (the "Option") exercisable at $.10 per share to acquire such additional number of shares of the Company's Common Stock as would then be required to provide the holder thereof with beneficial ownership of 80% of the Company's outstanding capital stock. The Option expired on November 18, 1996.

        On March 28, 1996, ("The Partnership") through a reduction in intercompany indebtedness between Oxberry, LLC, a New Jersey company owned by ("The Partnership") and Dr. Thumim, and The Company, acquired 9,956,936 shares of The Company's common stock giving it approximately 81% ownership of The Company. See Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions".

         On April 3, 1995, the shares of the Company's outstanding capital stock owned by CPI were sold together with the Option referred to above to Alfred I. Thumim as nominee for a limited partnership formed as the Thumim Family Partnership L. P. (the "Partnership") for $103,000 in addition to the assumption of certain liabilities (the Stock Sale). Alfred I. Thumim is the President and Chief Executive Officer of the Company and sole General Partner of the Partnership.


         Business of Issuer

         Imaging Technology


                                       - -

                                VISION TEN, INC.




         Medical diagnostic imaging systems are based upon the ability of energy waves to penetrate human tissue and to be detected by either photographic film or electronic devices for presentation of an image on a video monitor.

         When a digitizer captures an X-ray film image it uses a sensor, such as a charged-coupled device ("CCD"), to break the image being scanned into a series of pixels (dots), which are then converted to digital signals and sent to a computer's memory. The more pixels into which the image is divided, the more accurate the scanned image will appear when viewed on a monitor, and the more effective image enhancement can be to the viewer.

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

         Principal Products

         X-Ray Film Digitizer: The Company, in the latter half of 1992, extracted the X-ray film digitizer component from its Rita!(168) system and began to engineer and manufacture a high resolution X-ray film digitizer to be marketed as an original equipment manufacture ("OEM") product for inclusion in other companies' medical and industrial X-ray imaging computer systems.

         The digitizer produced by the Company is capable of digitizing an entire chest-sized X-ray film (14"x17") at what management believes, based upon its experience in the marketplace and upon discussions with customers, is one of the highest resolution digitizers commercially available today: 3,373 by 4,000 pixels over a 14"x17" film. The digitizer is capable of sensing each pixel's light level and translating it into one of approximately 4,096 levels of gray for each pixel, representing changes in film density from approximately 0.0 to 3.5+ to correspond with the dynamic range of the majority of X-ray films in the medical market. Image quality is comparable to the laser scanning processes. Management believes this technology also offers many unique advantages, including speed of scanning, spot size, cost to acquire, and cost to maintain.


         Principal Markets

         The markets in which the Company's product is used are principally teleradiology, telemedicine and X- ray archival and storage. In the teleradiology and telemedicine markets the scanner's ability to convert the image on an X-ray or mammogram to digital data is used to transmit the data over communication channels to remote computers for use by radiologists and medical consultants. The ability of the scanner to convert the X-rays and mammogram to digital form is also used to store these images on

                                       - -

                                VISION TEN, INC.




         a variety of electronic media devices for quick retrieval by computer systems. These markets are growing and are competitive with the current emphasis of making the delivery of medical services more efficient and cost effective using computer technology.


        Government Regulation

         The Company's X-ray film digitizer is subject to Federal regulations monitored and enforced by the United States Food and Drug Administration ("FDA"). The film digitizer is considered a Class II device under the Medical Devices Amendment of 1976 to the Food, Drug and Cosmetic Act, which means the digitizer is substantially equivalent to products already on the market for FDA regulatory purposes. Companies who manufacture Class II devices are subject to pre-marketing notification requirements. These requirements include annual registration, listing of devices, maintenance of good manufacturing practices, labeling, prohibitions against misbranding and adulteration, and notification of injuries. Management believes these requirements will not materially affect the operations of the Company. The Company believes it has complied with all FDA pre-market notification requirements related to the X-ray film digitizer.


        Manufacturing and Sources of Supply

         Manufacturing efforts, with respect to the Company's X-ray film digitizer, consist mostly of assembly of standard industry items available from multiple sources including an affiliate, Oxberry LLC, which has a fully integrated manufacturing facility and Company-designed components manufactured by outside service firms. The Company has not experienced any significant delays with regard to availability or supply of any parts or components. Management believes there are many source firms that could manufacture the Company-designed components. The Company has no employees and receives assembly labor as well as engineering personnel and software consultants on an "as needed" basis from an affiliate, Oxberry LLC, owned by the Partnership and General Partner, Alfred I. Thumim. See "Business Development" above.





        Proprietary Protection

         The Company presently holds two patents for significant components of its X-ray film digitizer. There can be no assurance the Company's products will not infringe upon any patents or rights of others.


         Marketing and Sales


                                       - -

                                VISION TEN, INC.




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

         Two customers accounted for approximately 26% and 75% of the Company's sales during the years ended December 31, 1997 and 1996, respectively.

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


         Employees


                                       - -

                                VISION TEN, INC.




         At December 31, 1997, there were no employees of the Company. The company utilizes trained and qualified employees on an "as needed" basis from an affiliate, Oxberry LLC.


ITEM 2.          DESCRIPTION OF PROPERTY

         As a result of the CPI Acquisition, the Company's manufacturing operation was relocated to Carlstadt, NJ in April 1994, with Oxberry LLC. The Company utilizes the manufacturing and administrative support of Oxberry LLC on an "as needed" basis.


Location                 Principal Function     Square Footage       Ownership

Carlstadt, NJ            Engineering and         2,000 (1)            Leased
                          Manufacturing


         (1) Leased by Oxberry LLC from Alfred I. Thumim, the President and Chief Executive Officer of the Company, General Partner of the Partnership and owner together with ("The Partnership") and Oxberry LLC. The annual rental expense allocated to the Company in connection with its use of this leased space, approximated $8,000 which The Company believes this rental is comparable to that which could be obtained from an unaffilated third party. This amount is part of the advances making up the intercompany indebtedness due from The Company to Oxberry, LLC. See Item 13 "Certain Relationships and Related Transactions". Prior to December 1996 the Company leased 200 square feet of a facility located in Los Angeles, CA for it's sales and marketing operations for monthly rent payments of $400. This lease was cancelled in November 1996 and the Company moved it's sales and marketing operations into the Carlstadt, NJ location.


ITEM 3.          LEGAL PROCEEDINGS

        None


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

                                VISION TEN, INC.




         ITEM 5.       MARKET FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Company's Common Stock and Common Stock Purchase Warrants ("Warrants") are traded sporadically on the OTC Bulletin Board under the symbols "VTEN" and VTENW", respectively. Trading in the Company's Common Stock and Warrants on the NASDAQ - Small Capital Market commenced on November 7, 1991. Effective April 23, 1993, the Company's securities were placed on the OTC Bulletin Board because the Company no longer met the minimum asset and stockholders' equity maintenance requirements. Prior to November 1991, the Common Stock was not publicly traded. High and low bid information for the Common Stock and the Warrants as reported by the OTC Bulletin Board for specified the quarterly periods for the last two years are set forth below (the bid quotations represent prices quoted by dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions):





Common Stock                  High                                         Low

1997

1st Quarter                   .02                                          .02
-----------                   ---                                          ---
2nd Quarter                   .02                                          .01
-----------                   ---                                          ---
3rd Quarter                   .01                                          .01
-----------                   ---                                          ---
4th Quarter                   .01                                          .01
-----------                   ---                                          ---


1996

1st Quarter                   .05                                          .01
-----------                   ---                                          ---
2nd Quarter                   .06                                          .01
-----------                   ---                                          ---
3rd Quarter                   .12                                          .08
-----------                   ---                                          ---
4th Quarter                   .07                                          .02
-----------                   ---                                          ---



         At December 31, 1997, there were approximately 366 record holders of the Company's Common Stock. The Company has neither declared nor paid any dividends on its shares of Common Stock since inception. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant. The Company anticipates it will retain earnings, if any, in order to finance expansion of its operations.


                                       - -

                                VISION TEN, INC.


       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  General

         Vision Ten, Inc., a Delaware corporation organized in 1989 (the "Company"), is engaged in the medical film digitizing business. The Company currently manufactures and markets a single product, specifically a medium priced, full-fidelity, full-featured solid state film digitizer.

         On May 19, 1994, the Company had approximately 53% of its outstanding capital stock acquired by Cybernetics Products, Inc. ("CPI"), a corporation engaged in the development, manufacturing and marketing of products and systems utilized in the electronics, printed circuit board, electronic imaging and photography markets, in exchange for approximately 185,000 shares of CPI's common stock, of which the Company received approximately 105,000 shares (the "CPI Acquisition"). In connection with the CPI Acquisition, the Company granted CPI an 18 month option (the "Option") to acquire such additional number of shares of the Company's Common Stock as would then be required to provide the holder thereof with beneficial ownership of 80% of the Company's outstanding capital stock. The Option, exercisable immediately upon grant at a price of $.10 per share, was to expire on November 18, 1995.

                                       - -

                                VISION TEN, INC.




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

        On March 28, 1996, ("The Partnership") through a reduction in intercompany indebtedness between Oxberry, LLC, a New Jersey company owned by ("The Partnership") and Dr. Thumim, and The Company, acquired 9,956,936 shares of The Company's common stock giving it approximately 81% ownership of The Company. See Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions".



                  Results of Operations

                  Year Ended December 31, 1997 Compared
                  to Year Ended December 31, 1996

         Revenues for the year ended December 31, 1997 were $123,000., compared to revenues of $502,000. for the corresponding period in 1996. The decrease in revenue is a direct result of serveral large orders placed and shipped during 1996, which replenished the inventory needs of one customer and the sales for which did not recur during 1997.

         Cost of sales for the year ended December 31, 1997 were $96,000 or 78% of revenues, compared to $432,000 or 86% of revenues for the corresponding period in 1996. The decrease in cost of sales percentage in 1997 compared to 1996 is primarily a result of the reduction in overhead expenses due to the Company's reduced activites.

         Selling, general and administrative expenses for the year ended December 31, 1997 were $57,000 , compared to $116,000 for the corresponding period in 1996. The reduction of these expenses is attributable to the Company's reduction in selling and administrative personnel and facility costs.


         Research and development expenses for the year ended December 31, 1997 were $36,000., compared to $33,000 for the corresponding period in 1996. The Company increased it's research and development efforts during the year in order to improve its scanner product line as well as the software interface.


         For the reasons set forth above, net loss for the year ended December 31, 1997 was $66,000, compared to a net loss of $80,000 for the corresponding period in 1996.



                                       - -

                                VISION TEN, INC.




        Liquidity and Capital Resources


        The Company's principal source of cash flow is the collection of customer's accounts receivables and cash flow from operations.
        Such sources of cash have been sufficient to fund the Company's cash flow needs to date. Additionally, the Company has received the benefit
        of shared services from an affiliate, Oxberry LLC.   Allocations for
        salaries, rent, telephone and utilities were based upon an agreed upon percentage. Approximately $148,000. and $121,500. were allocated by the affiliate for the years ended December 31, 1997 and 1996 respectively.

        To the extent required, the Company's Chief Executive officer was committed to find operations to the extent that operating cash flows are not sufficient in 1998.

VISION TEN, INC.

INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.

Independent Auditors' Report................................................F-2

Balance Sheet - December 31, 1997...........................................F-3

Statements of Operations for the years ended
December 31, 1997 and 1996..................................................F-4

Statement of Stockholders' Equity for the years ended
December 31, 1997 and 1996..................................................F-5

Statements of Cash Flows for the years ended
December 31, 1997 and 1996..................................................F-6

Notes to Financial Statements...................................... F-7 to F-10


ITEM 7.       FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Vision Ten, Inc.

         We have audited the accompanying balance sheet of Vision Ten, Inc. as of December 31, 1997 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Ten, Inc. as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.


                                                 /s/ Feldman Radin & Co., P.C.
                                                 Feldman Radin & Co., P.C.
                                                 Certified Public Accountants

March 19, 1998
New York, New York


                                          VISION TEN, INC.

                                            BALANCE SHEET

                                          DECEMBER 31, 1997



                                               ASSETS

CURRENT ASSETS:
     Cash                                                                      $               12,110
     Accounts receivable, less allowance for
         doubtful accounts of $98,000                                                          84,745
     Other receivables                                                                         32,200
     Inventories                                                                              309,868
                                                                                  --------------------
         TOTAL CURRENT ASSETS                                                                 438,923

PROPERTY AND EQUIPMENT, net
     of accumulated depreciation of $53,031                                                         -
                                                                                  --------------------

                                                                               $              438,923
                                                                                  ====================



                                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                     $               12,885
     Advance from affiliate                                                                   178,550
                                                                                  --------------------
         TOTAL CURRENT LIABILITIES                                                            191,435
                                                                                  --------------------

NOTE PAYABLE TO STOCKHOLDER                                                                   650,000
                                                                                  --------------------

STOCKHOLDERS' DEFICIT:
     Common Stock, $.01 par value, authorized 20,000,000
         shares, 15,303,796 issued and outstanding                                            152,310
     Additional paid-in-capital                                                             7,848,269
     Accumulated deficit                                                                   (8,403,091)
                                                                                  --------------------
         TOTAL STOCKHOLDERS' DEFICIT                                                         (402,512)
                                                                                  --------------------

                                                                               $              438,923
                                                                                  ====================



                                 See notes to financial statements.
                                                 F-3


                                                VISION TEN, INC.

                                           STATEMENTS OF OPERATIONS



                                                                               Year Ended December 31,
                                                                      ------------------------------------------
                                                                             1997                   1996
                                                                      -------------------    -------------------
REVENUES                                                            $            123,252   $            501,809

COST OF GOODS SOLD                                                                95,937                432,225
                                                                      -------------------    -------------------

GROSS PROFIT                                                                      27,315                 69,584
                                                                      -------------------    -------------------

OPERATING EXPENSES:
     Selling and marketing expenses                                               33,919                 68,421
     General and administrative expenses                                          23,322                 47,998
     Product development                                                          36,000                 33,000
                                                                      -------------------    -------------------
                                                                                  93,241                149,419
                                                                      -------------------    -------------------

         TOTAL OPERATING EXPENSES                                                 93,241                149,419
                                                                      -------------------    -------------------

LOSS FROM OPERATIONS                                                             (65,926)               (79,835)
                                                                      -------------------    -------------------

NET LOSS                                                            $            (65,926)  $            (79,835)
                                                                      ===================    ===================

NET LOSS PER COMMON SHARE:

     Net loss per common share - basic                              $         -            $              (0.01)
                                                                      ===================    ===================

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                                              15,303,796             14,534,160
                                                                      ===================    ===================





                                      See notes to financial statements.

                                                              VISION TEN, INC.

                                                      STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                               Additional
                                                  Common Stock                   Paid-in          Accumulated
                                       -----------------------------------
                                           Shares           Amount               Capital            Deficit              Total
                                       -----------------------------------   ----------------    ---------------    ----------------






Balance at January 1, 1996                 12,182,496  $             121,097          $7,804,482        ($8,257,330)       (331,751)

     Issuance of common stock to
         affiliate for services provided    3,121,300                 31,213             43,787                  -           75,000

     Net loss                                      -                      -                 -               (79,835)        (79,835)
                                       ---------------      ----------------   ----------------      ---------------    ------------

Balance at December 31, 1996               15,303,796                152,310         7,848,269           (8,337,165)       (336,586)

     Net loss                                      -                      -                  -              (65,926)        (65,926)
                                       ---------------      ----------------   ----------------     ---------------    -------------

Balance at December 31, 1997               15,303,796  $             152,310 $        7,848,269  $       (8,403,091) $     (402,512)
                                       ===============      ================   ================     ===============    =============





                                                      See notes to financial statements.
                                                                      F-5


                                                        VISION TEN, INC.

                                                    STATEMENTS OF CASH FLOWS


                                                                                                    Year ended December 31,
                                                                                               -----------------------------------
                                                                                                    1997               1996
                                                                                               ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                               $         (65,926) $          (79,835)
                                                                                               ---------------    ----------------

     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation                                                                                8,035               9,116
            Issuance of common stock for services                                                           -              75,000

     Changes in operating assets and liabilities:
         Decrease in accounts receivable                                                               34,965              80,731
         Decrease in inventories                                                                        7,639              28,633
         Decrease in accounts payable and accrued expenses                                           (116,676)           (141,946)
                                                                                               ---------------    ----------------
            TOTAL ADJUSTMENTS                                                                         (66,037)             51,534
                                                                                               ---------------    ----------------

NET CASH USED IN OPERATING ACTIVITIES                                                                (131,963)            (28,301)
                                                                                               ---------------    ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                                     -              (2,500)
                                                                                               ---------------    ----------------

NET CASH USED IN INVESTING ACTIVITIES                                                                       -              (2,500)
                                                                                               ---------------    ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Advances from affiliates                                                                         110,069              62,069
                                                                                               ---------------    ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                             110,069              62,069
                                                                                               ---------------    ----------------

NET (DECREASE) INCREASE IN CASH                                                                       (21,894)             31,268

CASH, beginning of year                                                                                34,004               2,736
                                                                                               ---------------    ----------------

CASH, end of year                                                                           $          12,110  $           34,004
                                                                                               ===============    ================

                                               See notes to financial statements.
                                                               F-6



        ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None


                                    PART III


              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                  The current executive officers and directors of the Company are as follows:

                                                                       Director
Name                                       Age      Position            Since


Alfred I. Thumim                  58       Director and Chief          7/18/94
                                           Executive Officer

Robert L. Doretti                 54       Director                     5/6/92

Jack Lahav                        49       Director                     8/1/96

Dr. Leo Dagi                      49       Director                     8/1/96


Joseph P. Drier                   55       Director                     6/1/94

                                       - -

                                VISION TEN, INC.









Officers are elected annually by the Board of Directors. The background of each executive officer and director of the Company is as follows:


        Dr. Alfred I. Thumim was elected Chief Executive Officer and Director of the Company in July 1994. Additionally, Dr. Thumim has served as a Vice
President of CPI since August 1989 until March of 1995. He has been President and CEO of Oxberry LLC since March 1995 and is the General Partner of The Thumim Family Partnership L.P. which owns approximately 81% of The Company. See Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions".


        Robert L. Doretti has been a director of the Company since May 1992 and was President of the Company from May 1992 to November 1994. Mr. Doretti is President and Chief Executive Officer of the Thinking Machine Corp. which filed a Chapter 11 Bankruptcy Petition on August 17, 1994. Prior to 1992, Mr. Doretti was an independent consultant with Doretti & Associates.

        Mr. Jack Lahav has been director of the Company since August 1996. Mr. Lahav was President of Remarkable from 1980 to 1995, a business to business direct mail company which provided simple organization solutions to fit all aspects of business/time management. In the last five years, Mr. Lahav played a key role in the launching of several high-tech start-ups, highlighted by the successful introductory of the pioneer internet telephone company - Vocaltech, to Wall Street.

        Dr. Teodoro Dagi has been a director of the Company since August 1996 and currently holds the following academic appointments: Clinical Professor of Surgery (Neurosurgery), the Medical College of Georgia, Augusta, GA , Associate Clinical Professor of Surgery - The Uniformed Services University of the Health Sciences, Bethesda, MD, and Senior Research Fellow - Kennedy Institute, Georgetown University, Washington, D.C.


        Joseph P. Drier has been a director of the Company since July 1, 1994, mr. Drier was President of CPI from 1993 to 1995. He served as Vice-President and National Sales Manager for Richmark's ATI Division.
Mr. Drier received his BSEE from San Fernando State College.


        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Insiders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

                                       - -

                                VISION TEN, INC.




Based solely on review of the copies of such forms furnished to the Company, the Company believes that during 1995 all Section 16(a) filing requirements applicable to its insiders were complied with.

              ITEM 10.     EXECUTIVE COMPENSATION

         The following table summarizes the compensation for the years ended December 31, 1997, 1996, and 1995 of the Company's current and former chief executive officer and the Company's next four most highly compensated executive officers whose salary and bonus exceeded $100,000.


    Name and Principle                                             Long-Term
         Position                                                 Compensation
                                                                 Awards Options

                               Annual Compensation

                             Year                        Salary
Alfred I. Thumim             1997                        None                --
President and CEO            1996                        None                --
                             1995                        None         200,000(1)

Robert L. Doretti            1997                        None                --
      Director               1996                        None
                             1995                        None

       (1) On March 31, 1994, approximately 53% of the issued and outstanding capital stock of each of the Company was acquired by CPI (the "CPI Acquisition"). Each of Dr. Thumim and Messrs. Drier and Levangie were executive officers of CPI who received no additional compensation for their service to the Company except for Dr. Thumim who was granted an option which was immediately exercisable to purchase 200,000 shares of the Company's Common Stock at an exercise price of $0.04 per share.


       (2) Mr. Doretti served as President of the Company until May 19, 1994. Mr. Doretti was the principal executive officer of the Company until the appointment of Dr. Thumim in July 1994. See Item 13 "Certain Relationships and Related Transactions".

       The following table sets forth certain information with respect to the unexercised options to purchase the Common Stock granted to the individuals named in the Summary Compensation Table. None of such individuals exercised any stock options during the year ended December 31, 1997.


                          Fiscal Year-End Option Values



                                                             Value of in-the
                                                            Money Options at
                   Number of Unexercised Options at FY-End      FY-End
                   ---------------------------------------
                   Exercisable        Non-Exercisable        Exercisable
Alfred I. Thumim      200,000               $ --                  (1)


        (1) The exercise price of the options outstanding at December 31, 1997 was more than the closing bid price for the Company's Common Stock on the OTC Bulletin Board on such date.

DIRECTORS' COMPENSATION

     The Corporation has no standard arrangement pursuant to which its Directors are compensated in their capacity as directors.


1992 Stock Option Plan

Dr. Thumim received an Option for 200,000 shares in 1994 exercisable immediately.


         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth, as of April 12, 1996, the names and beneficial owners of shares of Common Stock of The Company by (I) each director individually itemized, (ii) each named executive officer disclosed in the "Summary of Compensation Table", and (iii) all directors and executive officers as a group without naming them. Except as otherwise indicated, each person named has sole investment and voting power with respect to the securities shown.


                                Post Thumim Acquisition

             Name               Number of Shares          Percent of Class


Alfred I. Thumim                       13,577,000                     81%
Joseph P. Drier                            --                         --
Robert L. Doretti                          --                         --
Executive Officers and
Directors (4 persons)                13,577,000 (1)                   81%

-----------------------------
(1) Includes (I) 100,000 shares of Common Stock owned directly, and (ii) 13,277,000 shares of Common Stock owned by The Thumim Family Partnership LP, which Dr. Thumim is sole General Partner.

                                                              - -

                                VISION TEN, INC.




              ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company

         On March 31, 1994, CPI acquired approximately 53% of the issued and outstanding capital stock of the Company together with an option to acquire such number of additional shares of newly issued common stock of the Company as would be required to provide CPI with ownership of 80% of the capital stock of the Company. Subsequent to the CPI Acquisition, Messrs. Drier and Levangie and Dr. Thumim, each executive officers of CPI, became directors of the Company. In connection with the CPI Acquisition, Mr. Doretti entered into a new employment agreement with the Company pursuant to which Mr. Doretti was granted options to purchase 60,000 shares of CPI common stock. Additionally, Mr. Levangie became the chief Financial Officer of the Company and Dr. Thumim became the Chief Executive Officer. See Item 10, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT"

        Acquisition by Thumim Family Partnership, L.P.

                           On April 3, 1995, pursuant to a Purchase and Sale Agreement made as of March 25, 1995 by and between CPI and Oxberry LLC., Dr. Thumim, the Chief Executive Officer and a director of the Company, as nominee for a limited partnership to be formed as the Thumim Family Partnership, L.P. (the "Partnership"), acquired from CPI all of the securities issued or granted by the Company which were owned by CPI. Such securities included 3,420,064 shares of Common Stock and the Option. The consideration paid for the Common Stock and Option was $102,602.

         On March 28, 1996 The Company issued 3,121,300 shares of its Common Stock in the name of the Thumim Family Partnership LP through a reduction of intercompany indebtedness due to Oxberry LLC for services and advances provided by Oxberry LLC to the Company. The indebtedness at March 28, 1996 was $185,000 and was converted at a rate of $.015 per share. ("The Partnership" ) is owned by Dr. Alfred I. Thumim who is the sole General Partner and Oxberry LLC which is owned by ("The Partnership") and Dr. Thumim. The additional shares owned by The Thumim Family Partnership LP gives it an approximate 81% ownership of the Company.

                                     PART IV


              ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits.


     Exhibit
      Number       Description of Exhibit



                                       - -

                                VISION TEN, INC.





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

       3b*         Bylaws

       4a*         Specimen Common Stock Certificate

       4b*         Specimen Common Stock Purchase Warrant

       4c* Form of Warrant Agreement between the Company and American Stock Transfer & Trust Company

       4d* Form of Warrant Agreement between the Company and Thomas James Associates, Inc. (the "Representative")

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

       10e* Memorandum of Agreement between the Tennity Group and the Company, dated April 11, 1990

       10f* Corporate Refinancing Agreement between the Company, The Tennity Group, Greg Shannon, Sue Shannon and Richard Gerlach, dated October 26, 1990


                                                              - -

                                VISION TEN, INC.






     10g(1)* Note payable to Greg Shannon in the amount of $250,000, date March 31, 1989

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



                                       - -

                                VISION TEN, INC.





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



                                       - -

                                VISION TEN, INC.





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

        27         Financial Data Schedule

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


                                       - -

                                VISION TEN, INC.




                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         VISION TEN, INC.



                                              By:/s/ Dr. Alfred I. Thumin
                                                Dr. Alfred I. Thumim
                                                Chief Executive Officer


        In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer in the capacities indicated on April 14, 1998.



Signatures                                               Title


By:  /S/ Alfred I. Thumin                   Director, Chief Executive Officer
     Alfred I. Thumim                         (Principal Executive Officer)

By:  /S/ Thomas A. Carpenter                     Chief Financial Officer
     Thomas A. Carpenter

                                       - -