Form 10QSB
period 1998-03-31
VISION TEN INC
filed 1998-05-14
CIK 848101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1998

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

                  Yes    X                                             No

The number of shares of registrant's Common Stock, $.01 par value, outstanding as of May 11, 1998 was 15,303,796 shares.

                                VISION TEN INC.

                                     INDEX


                                                                           Page
                                                                          Number
                                                                        --------
PART I - FINANCIAL INFORMATION

Item I - Financial Statements

     Balance sheets                                                            1
     Statements of Operations                                                  2
     Statements of Cash Flows                                                  3
     Notes to Financial Statements                                             4

Item 2 - Management's Discussion and Analysis of
         Plan of Operation                                                     5

PART II - OTHER INFORMATION                                                    6

SIGNATURE                                                                      7


                                VISION TEN, INC.

                                 BALANCE SHEETS


                                                                                               March 31,          December 31,
                                                                                                 1998                 1997
                                                                                           ------------------   ------------------
                                                                                              (Unaudited)
                                                             ASSETS

CURRENT ASSETS:
     Cash                                                                               $              4,440 $             12,110
     Accounts receivable, net of allowance for
         doubtful accounts of $98,000                                                                140,595               84,745
     Other receivables                                                                                32,200               32,200
     Inventories                                                                                     300,180              309,868
                                                                                           ------------------   ------------------
         TOTAL CURRENT ASSETS                                                                        477,415              438,923

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation of $53,031                                                                   -                    -
                                                                                           ------------------   ------------------

                                                                                        $            477,415 $            438,923
                                                                                           ==================   ==================

                                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                              $             26,467 $             12,885
     Advance from affiliate                                                                          214,112              178,550
                                                                                           ------------------   ------------------
         TOTAL CURRENT LIABILITIES                                                                   240,579              191,435
                                                                                           ------------------   ------------------

NOTE PAYABLE TO STOCKHOLDER                                                                          650,000              650,000
                                                                                           ------------------   ------------------

STOCKHOLDERS' DEFICIT:
     Common stock, $.01 par value, 20,000,000 shares authorized,
         15,303,796 issued and outstanding                                                           152,310              152,310
     Additional paid-in-capital                                                                    7,848,269            7,848,269
     Accumulated deficit                                                                          (8,413,743)          (8,403,091)
                                                                                           ------------------   ------------------
         TOTAL STOCKHOLDERS' DEFICIT                                                                (413,164)            (402,512)
                                                                                           ------------------   ------------------

                                                                                        $            477,415 $            438,923
                                                                                           ==================   ==================





                       See notes to financial statements.

                                       -1-

                                VISION TEN, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                                                            Three Months ended March 31,
                                                                                    ----------------------------------------------
                                                                                            1998                     1997
                                                                                    ---------------------    ---------------------
REVENUES                                                                         $                87,877  $                36,278

COST OF GOODS SOLD                                                                                75,691                   27,209
                                                                                    ---------------------    ---------------------

GROSS PROFIT                                                                                      12,186                    9,069
                                                                                    ---------------------    ---------------------

OPERATING EXPENSES:
     Selling and marketing expenses                                                                4,162                    3,309
     General and administrative expenses                                                          12,676                   11,948
     Product development                                                                           6,000                    6,000
                                                                                    ---------------------    ---------------------
         TOTAL OPERATING EXPENSES                                                                 22,838                   21,257
                                                                                    ---------------------    ---------------------

LOSS FROM OPERATIONS                                                                             (10,652)                 (12,188)
                                                                                    ---------------------    ---------------------

NET LOSS                                                                         $               (10,652) $               (12,188)
                                                                                    =====================    =====================

NET LOSS PER COMMON
     SHARE                                                                       $           **           $           **
                                                                                    =====================    =====================

AVERAGE COMMON SHARES
     OUTSTANDING                                                                              15,303,796               15,303,796
                                                                                    =====================    =====================


     **  represents less than $.01 per share













                       See notes to financial statements.

                                       -2-

                                VISION TEN, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                                                Three Months Ended March 31,
                                                                                        ------------------------------------------
                                                                                                1998                   1997
                                                                                        -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $             (10,652) $             (12,188)
                                                                                        -------------------    -------------------

     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation                                                                                    -                  2,276

     Changes in assets and liabilities:
         Increase in accounts receivable                                                           (55,850)               (15,905)
         Decrease (increase) in inventories                                                          9,688                (29,633)
         Increase (decrease) in accounts payable and accrued expenses                               13,582                    (54)
                                                                                        -------------------    -------------------
            TOTAL ADJUSTMENTS                                                                      (32,580)               (43,316)
                                                                                        -------------------    -------------------

         NET CASH USED IN OPERATING ACTIVITIES                                                     (43,232)               (55,504)
                                                                                        -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from affiliates                                                                       35,562                 21,500
                                                                                        -------------------    -------------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      35,562                 21,500
                                                                                        -------------------    -------------------

NET DECREASE IN CASH                                                                                (7,670)               (34,004)

CASH, beginning of period                                                                           12,110                 34,004
                                                                                        -------------------    -------------------

CASH, end of period                                                                  $               4,440  $                   -
                                                                                        ===================    ===================













                       See notes to financial statements.

                                       -3-

                                VISION TEN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 1998

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the three months ended March 31, 1998.

         The  financial  statements  should  be read  in  conjunction  with  the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB, for the year ended December 31, 1997. The results for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full year ending December 31, 1998. Certain prior year amounts have been reclassified to conform with the current year's presentation.

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

RESULTS OF OPERATIONS

The net loss was $10,652 for the three months ended March 31, 1998 as compared to a loss of $12,188 for the three months ended March 31, 1997.

Gross profit for the three months ended March 31, 1998 was $12,186, or 14% versus ($9,069), or (25%) for the year ago period.

Sales for the three months ended March 31, 1998 were $87,877 as compared to $36,278 for the three months ended March 31, 1997. The 142% or $51,599 increase was the result of additional activity from existing customers and several new customers that placed orders during the three months ended March 31, 1998. However, management cannot anticipate receiving such additional orders in future quarters.

Selling and marketing expenses during the three months ended March 31, 1998 were $4,162 and $3,309 for the year ago period, a increase of $853.

General and administrative expenses for the three months ended March 31, 1998 were $12,676 as compared to $11,948 for the three months ended March 31, 1997.

Product development costs during the three months ended March 31, 1998 remained constant as compared to the year ago period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities utilized approximately $7,700 during the three months ended March 31, 1998. Accounts receivable increased by $55,850 from December 31, 1997 to March 31, 1998. Management anticipates that such receivable balances will be collected in due course in the Company's next two fiscal quarters. In addition, accounts payable increased during this period by approximately $13,600. Inventories decreased by approximately $9,700 during this period.

The Company's chief executive officer, who holds a $650,000 note from the Company, has agreed not to demand repayment of the note within twelve months. Accordingly, the note has been reflected as a long term liability at March 31, 1998.

The Company's largest shareholder has agreed to fund working capital needs, should they arise during the remainder of 1998. Management believes that these sources of working capital will adequately meet the Company's needs through the end of 1998.

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS - NONE

Item 2.           CHANGES IN SECURITIES - NONE
                  ---------------------

Item 3.           DEFAULTS UPON SENIOR SECURITIES - NONE
                  -------------------------------

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE
                  ---------------------------------------------------

Item 5.           OTHER INFORMATION - NONE

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                  Number            Description
                       27           Financial Data Schedule

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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

Dated : May 11, 1998