Form 10-Q
period 1998-06-30
VISION TEN INC
filed 1998-08-13
CIK 848101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1998

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

                  Yes    X                                             No

The number of shares of registrant's Common Stock, $.01 par value, outstanding as of August 11, 1998 was 15,303,796 shares.

                                VISION TEN, INC.

                                      INDEX


                                                                Page
                                                               Number
                                                              ----------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Balance Sheets                                                1
     Statements of Operations                                      2
     Statements of Cash Flows                                      3
     Notes to Financial Statements                                 4

Item 2 - Management's Discussion and Analysis or
     Plan of Operation                                             5

PART II - OTHER INFORMATION                                        6

SIGNATURE                                                          7




                                VISION TEN, INC.

                                 BALANCE SHEETS



                                                                                                June 30,             December 31,
                                                                                                  1998                   1997
                                                                                           -------------------    ------------------
                                                                                              (Unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash                                                                               $              40,231  $             12,110
     Accounts receivable, net of allowance for
         doubtful accounts of $98,000                                                                 169,746                84,745
     Other receivables                                                                                      -                32,200
     Inventories                                                                                      297,400               309,868
                                                                                           -------------------    ------------------
         TOTAL CURRENT ASSETS                                                                         507,377               438,923

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation of $53,031                                                                    -                     -
                                                                                           -------------------    ------------------

                                                                                        $             507,377  $            438,923
                                                                                           ===================    ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                              $              29,114  $             12,885
     Advance from affiliate                                                                           224,252               178,550
                                                                                           -------------------    ------------------
         TOTAL CURRENT LIABILITIES                                                                    253,366               191,435
                                                                                           -------------------    ------------------

NOTE PAYABLE TO STOCKHOLDER                                                                           650,000               650,000
                                                                                           -------------------    ------------------

STOCKHOLDERS' DEFICIT:
     Common stock, $.01 par value, 20,000,000 shares authorized,
         15,303,796 issued and outstanding                                                            152,310               152,310
     Additional paid-in-capital                                                                     7,848,268             7,848,269
     Accumulated deficit                                                                           (8,396,567)           (8,403,091)
                                                                                           -------------------    ------------------
         TOTAL STOCKHOLDERS' DEFICIT                                                                 (395,989)             (402,512)
                                                                                           -------------------    ------------------

                                                                                        $             507,377  $            438,923
                                                                                           ===================    ==================





                       See notes to financial statements.




                                VISION TEN, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                 Three Months ended June 30,                       Six Months ended June 30,
                                         -----------------------------------------   ----------------------------------------------
                                                 1998                  1997                    1998                     1997
                                         ----------------    ---------------------   ---------------------    ---------------------
REVENUES                                 $         90,427  $               2,875    $            178,304   $               39,153

COST OF GOODS SOLD                                 66,832                  2,156                 142,523                   29,365
                                           --------------    ---------------------   ---------------------    ---------------------

GROSS PROFIT                                       23,595                    719                  35,781                    9,788
                                           ---------------    ---------------------   ---------------------    ---------------------

OPERATING EXPENSES:
     Selling and marketing expenses                 3,590                  1,372                   7,752                    4,681
     General and administrative expenses           11,480                  5,079                  24,156                   17,027
     Product development                           15,000                 15,000                  21,000                   21,000
                                           ----------------    ---------------------   ---------------------    --------------------
         TOTAL OPERATING EXPENSES                  30,070                 21,451                  52,908                   42,708
                                           ----------------    ---------------------   ---------------------    --------------------

LOSS FROM OPERATIONS                               (6,475)               (20,732)                (17,127)                 (32,920)
                                           ----------------    ---------------------   ---------------------    --------------------

OTHER INCOME
     GAIN ON SALE OF MARKETABLE SECURITIES         23,651                      -                  23,651                        -
                                           ----------------    ---------------------   ---------------------    --------------------

NET INCOME (LOSS)                          $       17,176   $            (20,732)    $             6,524    $             (32,920)
                                            ===============    =====================   ====================    =====================

NET INCOME (LOSS) PER COMMON
     SHARE                                 $           **   $                **      $               **     $           **
                                            ===============    =====================   ====================     ====================

AVERAGE COMMON SHARES
     OUTSTANDING                                15,303,796               15,303,796              15,303,796               15,303,796
                                            ===============    =====================   =====================    ====================


     **  represents less than $.01 per share





















                       See notes to financial statements.

                                       -2-








                                VISION TEN, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                                          Six Months Ended June 30,
                                                                                  ------------------------------------------
                                                                                          1998                   1997
                                                                                  -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                           $               6,524  $             (32,920)
                                                                                   -------------------    -------------------

     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation                                                                               -                   4,553
         Gain on sale of marketable securities                                                 (23,651)                     -


     Changes in assets and liabilities:
         (Decrease) in accounts receivable                                                     (85,001)                (8,008)
         Decrease (increase) in inventories                                                     12,468                (69,857)
         Increase (decrease) in accounts payable and accrued expenses                           16,228                (12,539)
                                                                                   -------------------    -------------------
            TOTAL ADJUSTMENTS                                                                  (79,956)               (85,851)
                                                                                   -------------------    -------------------

         NET CASH USED IN OPERATING ACTIVITIES                                                 (73,432)              (118,771)
                                                                                   -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of marketable securities                                                55,851                      -
                                                                                    ------------------    -------------------

     NET CASH PROVIDED BY INVESTING ACTIVITIES                                                  55,851                      -
                                                                                    -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from affiliates                                                                   45,702                 85,196
                                                                                     ------------------    -------------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  45,702                 85,196
                                                                                     -------------------    -------------------

NET INCREASE (DECREASE) IN CASH                                                                 28,121                (33,575)

CASH, beginning of period                                                                       12,110                 34,004
                                                                                     -------------------    -------------------

CASH, end of period                                                              $              40,231  $                 429
                                                                                     ===================    ===================













                       See notes to financial statements.

                                       -3-



                                VISION TEN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1998

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 1997 included in the Form 10-KSB for the year then ended.

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1998, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1998, and 1997 have been included.

         The results of operations for the three-month and six-month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1997.

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

RESULTS OF OPERATIONS

The net income was $6,524 for the six months ended June 30, 1998 as compared to a loss of $32,920 for the six months ended June 30, 1997. Net income was $17,176 for the three months ended June 30, 1998 as compared to a net loss of $20,732 for the three months ended June 30, 1997. During the quarter ended June 30, 1998, the Company derived $23,651 in income from the sale of marketable securities.

Sales for the six months ended June 30, 1998 were $178,304 as compared to $39,153 for the six months ended June 30, 1997. The 355% or $139,151 increase was the result of additional activity from existing customers and several new customers that placed orders during the six months ended June 30,1998. However, management cannot anticipate receiving such additional orders in future quarters.

Selling and marketing expenses during the six months ended June 30, 1998 were $7,752 compared to $4,681 for the six months ended June 30,1997, a increase of $3,071.

General and administrative expenses for the six months ended June 30, 1998 were $24,156 as compared to $17,027 for the six months ended June 30, 1997.

Product development costs remained constant compared to the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash used for operations during the six months ended June 30, 1998 was $73,432. Accounts receivable increased by $85,001 from December 31, 1997 to June 30, 1998. Management anticipates that such receivable balances will be collected in due course in the Company's next two fiscal quarters. In addition, accounts payable increased during this period by $16,228. Inventories decreased by $12,468 during this period.

The Company's chief executive officer, who holds a $650,000 note from the Company, has agreed not to demand repayment of the note within twelve months. Accordingly, the note has been reflected as a long term liability at June 30, 1998. The Company's largest shareholder has agreed to fund working capital needs, should they arise during the remainder of 1998. Management believes that these sources of working capital will adequately meet the Company's needs through the end of 1998.

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

Item 5.           OTHER INFORMATION - NONE

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                  Number            Description
                       27           Financial Data Schedule

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

Dated : August 12, 1998