Form 10QSB
period 1998-09-30
VISION TEN INC
filed 1998-11-16
CIK 848101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1998

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

                  Yes    X                                             No

The number of shares of registrant's Common Stock, $.01 par value, outstanding as of November 12, 1998 was 15,303,796 shares.

                                                           VISION TEN, INC.

                                                           BALANCE SHEETS



                                                                                             September 30,          December 31,
                                                                                                  1998                  1997
                                                                                           -------------------   -------------------
                                                                                              (Unaudited)
                                                               ASSETS
CURRENT ASSETS:
     Cash                                                                               $              23,217  $             12,110
     Accounts receivable, net of allowance for
         doubtful accounts of $98,000                                                                 168,724                84,745
     Other receivables                                                                                      -                32,200
     Inventories                                                                                      381,619               309,868
                                                                                           -------------------   -------------------
         TOTAL CURRENT ASSETS                                                                         573,560               438,923

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation of $53,031                                                                    -                     -
                                                                                           -------------------   -------------------

                                                                                        $             573,560  $            438,923
                                                                                           ===================   ===================

                                               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                              $              82,196  $             12,885
     Advance from affiliate                                                                           243,712               178,550
                                                                                           -------------------   -------------------
         TOTAL CURRENT LIABILITIES                                                                    325,908               191,435
                                                                                           -------------------   -------------------

NOTE PAYABLE TO STOCKHOLDER                                                                           650,000               650,000
                                                                                           -------------------   -------------------

STOCKHOLDERS' DEFICIT:
     Common stock, $.01 par value, 20,000,000 shares authorized,
         15,303,796 issued and outstanding                                                            152,310               152,310
     Additional paid-in-capital                                                                     7,848,268             7,848,269
     Accumulated deficit                                                                           (8,402,926)           (8,403,091)
                                                                                           -------------------   -------------------
         TOTAL STOCKHOLDERS' DEFICIT                                                                 (402,348)             (402,512)
                                                                                           -------------------   -------------------

                                                                                        $             573,560  $            438,923
                                                                                           ===================   ===================





                                                 See notes to financial statements.



                                                     VISION TEN, INC.

                                                STATEMENTS OF OPERATIONS

                                                       (Unaudited)



                                                         Three Months ended September 30,       Nine Months ended September 30,
                                                      ---------------------------------------------------------------------------
                                                            1998                 1997               1998               1997
                                                      ----------------    ----------------   ----------------    ----------------
REVENUES                                           $           62,267  $           19,145 $          240,571  $           58,298

COST OF GOODS SOLD                                              1,137              14,359            193,660              43,724
                                                      ----------------    ----------------   ----------------    ----------------

GROSS PROFIT                                                   11,130               4,786             46,911              14,574
                                                      ----------------    ----------------   ----------------    ----------------

OPERATING EXPENSES:
     Selling and marketing expenses                               169               1,436              7,921               6,117
     General and administrative expenses                       11,320               2,292             35,476              19,319
     Product development                                        6,000               6,000             27,000              27,000
                                                      ----------------    ----------------   ----------------    ----------------
         TOTAL OPERATING EXPENSES                              17,489               9,728             70,397              52,436
                                                      ----------------    ----------------   ----------------    ----------------

LOSS FROM OPERATIONS                                           (6,359)             (4,942)           (23,486)            (37,862)
                                                      ----------------    ----------------   ----------------    ----------------

OTHER INCOME
     GAIN ON SALE OF MARKETABLE SECURITIES                          -                   -             23,651                   -
                                                      ----------------    ----------------   ----------------    ----------------

NET INCOME (LOSS)                                  $           (6,359) $           (4,942)$              165  $          (37,862)
                                                      ================    ================   ================    ================

NET INCOME (LOSS) PER COMMON
     SHARE                                         $      **           $      **          $      **           $      **
                                                      ================    ================   ================    ================

AVERAGE COMMON SHARES
     OUTSTANDING                                            15,303,796          15,303,796         15,303,796          15,303,796
                                                      ================    ================   ================    ================


     **  represents less than $.01 per share


                                                 See notes to financial statements.

                                                               -2-

                                                       VISION TEN, INC.

                                                  STATEMENTS OF CASH FLOWS

                                                         (Unaudited)



                                                                                               Nine Months Ended September 30,
                                                                                          ------------------------------------------
                                                                                                  1998                   1997
                                                                                          -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                                 $                 165  $             (37,862)
                                                                                          -------------------    -------------------

     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation                                                                                      -                  6,829
         Gain on sale of marketable securities                                                       (23,651)                     -


     Changes in assets and liabilities:
         Increase (decrease) in accounts receivable                                                  (83,979)                 4,139
         Decrease (increase) in inventories                                                          (71,751)              (111,215)
         Increase (decrease) in accounts payable and accrued expenses                                 69,310                  5,539
                                                                                          -------------------    -------------------
            TOTAL ADJUSTMENTS                                                                       (110,071)               (94,708)
                                                                                          -------------------    -------------------

         NET CASH USED IN OPERATING ACTIVITIES                                                      (109,906)              (132,570)
                                                                                          -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of marketable securities                                                      55,851                      -
                                                                                          -------------------    -------------------

     NET CASH PROVIDED BY INVESTING ACTIVITIES                                                        55,851                      -
                                                                                          -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from affiliates                                                                         65,162                105,196
                                                                                          -------------------    -------------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        65,162                105,196
                                                                                          -------------------    -------------------

NET INCREASE (DECREASE) IN CASH                                                                       11,107                (27,374)

CASH, beginning of period                                                                             12,110                 34,004
                                                                                          -------------------    -------------------

CASH, end of period                                                                    $              23,217  $               6,630
                                                                                          ===================    ===================



                                                 See notes to financial statements.



                                VISION TEN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 1998

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

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1998, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1998, and 1997 have been included.

         The results of operations for the three-month and nine-month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1997.

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

RESULTS OF OPERATIONS

The net income was $165 for the nine months ended September 30, 1998 as compared to a loss of $37,862 for the nine months ended September 30, 1997. Net loss was $6,359 for the three months ended September 30, 1998 as compared to a net loss of $4,942 for the three months ended September 30, 1997.

Sales for the nine months ended September 30, 1998 were $240,571 as compared to $58,298 for the nine months ended September 30, 1997. The 313% or $182,273 increase was the result of additional activity from existing customers and several new customers that placed orders during the nine months ended September 30, 1998. However, management cannot anticipate receiving such additional orders in future quarters.

Selling and marketing expenses during the nine months ended September 30, 1998 were $7,921 compared to $6,117 for the nine months ended September 30,1998, a increase of $1,804.

General and administrative expenses for the nine months ended September 30, 1998 were $35,476 as compared to $19,319 for the nine months ended September 30, 1997.

Product development costs remained constant compared to the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash used for operations during the six months ended September 30, 1998 was $109,906. Accounts receivable increased by $83,979 from December 31, 1997 to September 30, 1998. Management anticipates that such receivable balances will be collected in due course in the Company's next fiscal quarter. In addition, accounts payable increased during this period by $69,310. Inventories increased by $71,751 during this period.

The Company's chief executive officer, who holds a $650,000 note from the Company, has agreed not to demand repayment of the note within twelve months. Accordingly, the note has been reflected as a long term liability at September 30, 1998.

The Company's largest shareholder has agreed to fund working capital needs, should they arise during the remainder of 1998. Management believes that these sources of working capital will adequately meet the Company's needs through the end of 1998.

YEAR 2000

The Company recognizes that a challenging problem exists in that many computer systems worldwide do not have the capability of recognizing the year 2000 or the years thereafter. No easy technological "quick fix" has yet been developed for this problem. While the issue is not of significance for the Company because of its minimal reliance on computers, this "Year 2000 Computer Problem" creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals. Such failures of third parties' computer systems could have a material adverse effect on the Company and its ability to conduct its business in the future.


PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS - NONE

Item 2.           CHANGES IN SECURITIES - NONE
                  ---------------------

Item 3.           DEFAULTS UPON SENIOR SECURITIES - NONE
                  -------------------------------

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE
                  ---------------------------------------------------

Item 5.           OTHER INFORMATION - NONE

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                  Number            Description
                 --------          --------------
                   27               Financial Data Schedule

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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

Dated : November 12, 1998