Form 10KSB
period 1998-12-31
VISION TEN INC
filed 2000-07-28
CIK 848101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[ X ]    ANNUAL  REPORT  PURSUANT  TO  SECTION   13 OR 15 (d)  OF THE SECURITIES
         EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1998
                                       or

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF  THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from               to

         Commission file number        0-17878
                                    ---------------

                                Vision Ten, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                                33-0340338
---------------------------                         ----------------------------
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

Common Stock,  $.01 par value

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been  subject to such filing requirements for the past 90 days.
   Yes          __ X__                  No      ________


         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         Issuer's  revenues  for  its most recent fiscal year ended December 31,
 1998      $255,643.


         Aggregate market value of the issuer's Common Stock, $.01 par value held by non affiliates, computed on the basis of $.02 per share (the closing bid price of such stock on December 31, 1998): $ 58,154.

         The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of December 31, 1998, was 15,303,796

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

         Principal Products

         X-Ray Film Digitizer: The Company, in the latter half of 1992, extracted the X-ray film digitizer component from its Rita!(R) system and began to engineer and manufacture a high resolution X-ray film digitizer to be marketed as an original equipment manufacture ("OEM") product for inclusion in other companies' medical and industrial X-ray imaging computer systems.

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

         Two customers accounted for approximately 69% and 26% of the Company's sales during the years ended December 31,1998 and 1997, respectively.

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

         Employees

         At December 31, 1998, there were no employees of the Company. The company utilizes trained and qualified employees on an "as needed" basis from an affiliate, Oxberry LLC.


ITEM 2.  DESCRIPTION OF PROPERTY

         As a result of the CPI Acquisition, the Company's manufacturing operation was relocated to Carlstadt, NJ in April 1994, with Oxberry LLC. The Company utilizes the manufacturing and administrative support of Oxberry LLC on an "as needed" basis.

         Location        Principal Function            Square Footage  Ownership

         Carlstadt, NJ   Engineering and Manufacturing 2,000(1)        Leased


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


ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

         None

                                     PART II



ITEM 5.           MARKET FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------            ---------------------------------------------------------


         The Company's Common Stock and Common Stock Purchase Warrants ("Warrants") are traded sporadically on the OTC Bulletin Board under the symbols "VTEN" and VTENW", respectively. Trading in the Company's Common Stock and Warrants on the NASDAQ - Small Capital Market commenced on November 7, 1991. Effective April 23, 1993, the Company's securities were placed on the OTC Bulletin Board because the Company no longer met the minimum asset and stockholders' equity maintenance requirements. Prior to November 1991, the Common Stock was not publicly traded. High and low bid information for the Common Stock and the Warrants as reported by the OTC Bulletin Board for specified quarterly periods for the last two years are set forth below (the bid quotations represent prices quoted by dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions):



                                                   BID
Common Stock                 High                                            Low

1998

1st Quarter                   .02                                            .01
2nd Quarter                   .03                                            .01
3rd Quarter                   .03                                            .01
4th Quarter                   .03                                            .01

1997

1st Quarter                   .02                                            .02
2nd Quarter                   .01                                            .02
3rd Quarter                   .01                                            .01
4th Quarter                   .01                                            .01



         At December 31, 1998, there were approximately 366 record holders of the Company's Common Stock. The Company has neither declared nor paid any dividends on its shares of Common Stock since inception. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant. The Company anticipates it will retain earnings, if any, in order to finance expansion of its operations.


ITEM 6.       SELECTED FINANCIAL DATA

         The following table presents condensed financial data of the Company for the periods indicated:
         (in thousands)
                                                    $ Increase        % Increase
                                 1998     1997      (Decrease)        (Decrease)
                                 ----     ----      ----------        ----------

         Total revenues:        $ 255     $123         133                  108%
         Cost of sales            416       96         320                  333%
         Selling, general and
             administrative        39       57         (18)                (31%)
         Research and
             development           18       36         (18)                (50%)


         Net loss               $(218)  $  (66)     $ (152)               (230%)
                               =======  =======    ========            =========

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



         Results of Operations

           Year Ended December 31, 1998 Compared
           to Year Ended December 31, 1997

Revenues for the year ended December 31, 1998 were $255,643 compared to revenues of $123,252 for the corresponding period in 1997. The increase in revenues is a direct result of orders being placed to replenish inventory by one of the Company's major customers.

Cost of sales for the year ended December 31, 1998 were $416,997 or 163% of revenue, compared with $95,937 or 78% of revenues for the corresponding period in 1997. The increase in cost of sales percentage in 1998 compared to 1997 is primarily a result of the obsolescence of inventory used in some of the Company's older products.

Selling, general and administrative expenses for the year ended December 31, 1998 were $39,186 compared to $57,241 for the corresponding period in 1997. The reduction of these expenses is attributable to the Company's reduction in selling and administrative personnel and facility costs.

Research and development expenses for the year ended December 31, 1998 were $18,000, compared to $36,000 for the corresponding year in 1997. The reduction of this expense is attributable to the Company's reduction in engineering personnel.

For the reasons set forth above, net loss for the year ended December 31, 1998 was $218,540, compared to a net loss of $65,926 for the corresponding period in 1997.



         Liquidity and Capital Resources


         The Company's principal source of cash flow is the collection of customer's accounts receivables and cash flow from operations. Such sources of cash have been sufficient to fund the Company's cash flow needs to date. Additionally, the Company has received the benefit of shared services from an affiliate, Oxberry LLC. Allocations for salaries, rent, telephone and utilities were based upon an agreed upon percentage. Approximately $132,000. and $148,000. were allocated by the affiliate for the years ended December 31, 1998 and 1997 respectively.

         To the extent required, the Company's Chief Executive officer was committed to fund operations to the extent that operating cash flows are not sufficient in 1999.

ITEM 8.       FINANCIAL STATEMENTS

         Response to this item is submitted as a separate section to this report.

                                VISION TEN, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE NO.

Independent Auditors' Report.................................................F-2

Balance Sheet - December 31, 1998............................................F-3

Statements of Operations for the years ended
December 31, 1998 and 1997...................................................F-4

Statement of Stockholders' Equity for the years ended
December 31, 1998 and 1997...................................................F-5

Statements of Cash Flows for the years ended
December 31, 1998 and 1997...................................................F-6

Notes to Financial Statements........................................ F-7 to F-9

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Vision Ten, Inc.

         We have audited the accompanying balance sheet of Vision Ten, Inc. as of December 31, 1998 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Ten, Inc. as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

                                          /s/ Feldman Sherb Horowitz & Co., P.C.
                                              Feldman Sherb Horowitz & Co., P.C.
                                                    Certified Public Accountants

March 10, 2000
New York, New York

ITEM 8.       FINANCIAL STATEMENTS

                                VISION TEN, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1998

                                     ASSETS

CURRENT ASSETS:
     Cash                                                           $     8,760
     Accounts receivable, less allowance for
         doubtful accounts of $123,000                                   87,036
     Inventories                                                        267,048
                                                                    ------------
        TOTAL CURRENT ASSETS                                            362,844
                                                                    ============



                                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                         $    137,185
     Advance from affiliate                                             196,711
                                                                    ------------
        TOTAL CURRENT LIABILITIES                                       333,896
                                                                    ------------
NOTE PAYABLE TO STOCKHOLDER                                             650,000
                                                                    ------------

STOCKHOLDERS' DEFICIT:
     Common Stock, $.01 par value,
       authorized 20,000,000 shares,
       15,303,796 issued and outstanding                                152,310
     Additional paid-in-capital                                       7,848,269
     Accumulated deficit                                             (8,621,631)
                                                                    ------------
        TOTAL STOCKHOLDERS' DEFICIT                                    (621,052)
                                                                    ------------
                                                                   $    362,844
                                                                    ============




                       See notes to financial statements.

                                VISION TEN, INC.

                            STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                         ---------------------------------------
                                                1998                   1997
                                         ------------------   ------------------

REVENUES                                  $         255,643   $         123,252

COST OF GOODS SOLD                                  416,997              95,937
                                         ------------------   ------------------

GROSS (LOSS) PROFIT                                (161,354)             27,315
                                         ------------------   ------------------

OPERATING EXPENSES:
     Selling and marketing expenses                  29,726              33,919
     General and administrative expenses              9,460              23,322
     Product development                             18,000              36,000
                                         ------------------   ------------------
                                                     57,186              93,241
                                         ------------------   ------------------

       TOTAL OPERATING EXPENSES                      57,186              93,241
                                         ------------------   ------------------

LOSS FROM OPERATIONS                               (218,540)            (65,926)
                                         ------------------   ------------------

NET LOSS                                 $         (218,540)  $         (65,926)
                                         ==================   ==================

NET LOSS PER COMMON SHARE:

     Net loss per common share - basic   $            (0.01)  $           (0.00)
                                         ==================   ==================

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                 15,303,796          15,303,796
                                         ==================   ==================

















                       See notes to financial statements.

                                VISION TEN, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                                     Common Stock                  Additional
                                       -----------------------------------          Paid-in             Accumulated
                                               Shares            Amount              Capital             Deficit             Total
                                       -----------------------------------    ---------------    ----------------   ----------------

Balance at January 1, 1997                  15,303,796     $    152,310   $      7,848,269   $      (8,337,165) $        (336,586)

     Net loss                                      -                  -                  -             (65,926)           (65,926)
                                       ----------------   ----------------    ---------------    ----------------   ----------------

Balance at December 31, 1997                15,303,796     $    152,310   $      7,848,269   $      (8,403,091) $        (402,512)

     Net loss                                      -                  -                  -            (218,540)          (218,540)
                                       ----------------   ----------------    ---------------    ----------------   ----------------

Balance at December 31, 1998                15,303,796     $    152,310   $      7,848,269   $      (8,621,631) $        (621,052)
                                       ================   ================    ===============    ================   ================











                       See notes to financial statements.

                                VISION TEN, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                    Year ended December 31,
                                                                                               -----------------------------------
                                                                                                    1998               1997
                                                                                               ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                  $      (218,540)   $       (65,926)
                                                                                               ----------------   ----------------

     Adjustments to reconcile net
       loss to net cash used in operating activities:

         Depreciation                                                                                        -              8,035

     Changes in operating assets and liabilities:

         Decrease (increase) in accounts receivable                                                     (2,291)            34,965
         Decrease in other receivable                                                                   32,200                  -
         Decrease (increase) in inventories                                                             42,820              7,639
         Increase (decrease) in accounts payable and accrued expenses                                  124,300           (116,676)
                                                                                               ----------------   ----------------
         TOTAL ADJUSTMENTS                                                                             197,029            (66,037)
                                                                                               ----------------   ----------------

NET CASH USED IN OPERATING ACTIVITIES                                                                  (21,511)          (131,963)
                                                                                               ----------------   ----------------


CASH FLOW FROM FINANCING ACTIVITIES:
     Advances from affiliates                                                                           18,161            110,069
                                                                                               ----------------   ----------------

NET DECREASE IN CASH                                                                                    (3,350)           (21,894)

CASH, beginning of year                                                                                 12,110             34,004
                                                                                               ----------------   ----------------

CASH, end of year                                                                                $       8,760    $        12,110
                                                                                               ================   ================









                       See notes to financial statements.

ITEM 9.      CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


              The current executive officers and directors of the Company are as follows:

                                                                        Director
Name                      Age         Position                            Since


Alfred I. Thumim           59         Director and Chief                 7/18/94
                                      Executive Officer

Robert L. Doretti          55         Director                            5/6/92

Jack Lahav                 50         Director                            8/1/96

Dr. Leo Dagi               50         Director                            8/1/96

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

ITEM 11.      EXECUTIVE COMPENSATION

         The following table summarizes the compensation for the years ended December 31, 1998, 1997, and 1996 of the Company's current and former chief executive officer and the Company's next four most highly compensated executive officers whose salary and bonus exceeded $100,000.

                                                                       Long-Term
  Name and Principle                                                Compensation
    Position                                                      Awards Options
                                Annual Compensation
                       Year            Salary
 Alfred I. Thumim      1998            None                                   --
President and CEO      1997            None                                   --
                       1996            None                                   --

 Robert L. Doretti     1998            None                                   --
      Director         1997            None                                   --
                       1996            None                                   --

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


(2) Mr. Doretti served as President of the Company until May 19, 1994. Mr. Doretti was the principal executive officer of the Company until the appointment of Dr.Thumim in July 1994. See Item 13 "Certain Relationships and Related Transactions".


DIRECTORS' COMPENSATION

     The Corporation has no standard arrangement pursuant to which its Directors are compensated in their capacity as directors.



ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

      b.       Reports on Form 8-K


        * Incorporated by reference to the exhibits of the Company's Registration Statement on Form S-1 (File No. 33-41780).

        ** Incorporated by reference to the current report Form 8-K filed on April 10, 1995, by Cybernetics Products, Inc.

        + Incorporated by reference to the 1993 annual report on Form 10-KSB filed by Cybernetics Products, Inc. on March 31, 1994.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, July 7, 2000.


                                                          VISION TEN, INC.

                                                     /s/ Dr. Alfred I. Thumim
                                                         Dr. Alfred I. Thumim
                                                         Chief Executive Officer


         In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer in the capacities indicated on July 7, 2000.



Signatures                                                        Title


By: /s/ Alfred I. Thumim                       Director, Chief Executive Officer
        Alfred I. Thumim                       (Principal Executive Officer)


By: /s/ Thomas A. Carpenter                    Chief Financial Officer
        Thomas A. Carpenter