Form 10KSB
period 1999-12-31
VISION TEN INC
filed 2000-07-28
CIK 848101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549FORM 10-KSB

(Mark One)

[ X ]    ANNUAL REPORT  PURSUANT  TO  SECTION   13 OR 15 (D)  OF  THE SECURITIES
         EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR
[   ]   TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15 (D) OF THE SECURITIES
        EXCHANGE ACT OF 1934



         FOR THE TRANSITION PERIOD FROM ---------- TO ------------

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

Common Stock,  $.01 par value

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No


     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     Issuer's revenues for its most recent fiscal year ended December 31, 1999 $97,694

         Aggregate market value of the issuer's Common Stock, $.01 par value held by non affiliates, computed on the basis of $.02 per share (the closing bid price of such stock on December 31, 1999): $ 58,154.

     The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of December 31, 1999, was 15,303,796.

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

          Two customers accounted for approximately 92% and 69% of the Company's sales during the years ended December 31, 1999 and 1998, respectively.

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

          EMPLOYEES

          At December 31, 1999, there were no employees of the Company. The company utilizes trained and qualified employees on an "as needed" basis from an affiliate, Oxberry LLC.

ITEM 2.   DESCRIPTION OF PROPERTY

          As a result of the CPI Acquisition, the Company's manufacturing operation was relocated to Carlstadt, NJ in April 1994, with Oxberry LLC. The Company utilizes the manufacturing and administrative support of Oxberry LLC on an "as needed" basis.

          LOCATION       PRINCIPAL FUNCTION            SQUARE FOOTAGE  OWNERSHIP

          Carlstadt, NJ  Engineering and Manufacturing   2,000 (1)        Leased


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

                                                       BID

COMMON STOCK                    HIGH                                         LOW

1999

1st Quarter                     .07                                          .01
2nd Quarter                     .07                                          .01
3rd Quarter                     .07                                          .01
4th Quarter                     .05                                          .01

1998

1st Quarter                     .02                                          .01
2nd Quarter                     .03                                          .01
3rd Quarter                     .03                                          .01
4th Quarter                     .03                                          .01



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

ITEM 6.  SELECTED FINANCIAL DATA

          The following table presents condensed financial data of the Company for the periods indicated: (in thousands)


                                                   $ Increase         % Increase
                               1999     1998        (DECREASE)        (DECREASE)
                               ----     ----        ----------         ---------

         Total revenues:      $  98     $255          (157)                (61%)
         Cost of sales          204      416          (212)                (51%)
         Selling, general and
             administrative      37       39            (2)                 (5%)
         Research and
             development          0       18           (18)               (100%)


         NET LOSS             $(143)   $(218)          $75                   45%
                              ------   ------          ---                  ----

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

          RESULTS OF OPERATIONS

              YEAR ENDED DECEMBER 31, 1999 COMPARED
              TO YEAR ENDED DECEMBER 31, 1998

Revenues for the year ended December 31, 1999 were $97,694 compared to revenues of $255,643 for the corresponding period in 1998. The decline in revenues is a direct result of a reduction in the marketplace for film x-rays which affected the demand for the Company's medical film digitizing products.

Cost of sales for the year ended December 31, 1999 were $204,278 or 209% of revenue, compared with $416,997 or 163% of revenues for the corresponding period in 1998. The increase in cost of sales percentage in 1999 compared to 1998 is primarily a result of the removal of old style inventory for which there is no demand.

Selling, general and administrative expenses for the year ended December 31, 1999 were $37,195 compared to $39,189 for the corresponding period in 1998. The reduction of these expenses is attributable to the Company's reduction in selling and administrative personnel and facility costs.

Research and development expenses for the year ended December 31, 1999 were zero, compared to $18,000 for the corresponding year in 1998. The reduction of this expense is attributable to the Company's temporary reduction in engineering personnel, while it examines the marketplace for new products.

For the reasons set forth above, net loss for the year ended December 31, 1999 was $143,779, compared to a net loss of $218,540 for the corresponding period in 1998.

         LIQUIDITY AND CAPITAL RESOURCES

          The Company's principal source of cash flow is the collection of customer's accounts receivables and cash flow from operations. Such sources of cash have been sufficient to fund the Company's cash flow needs to date. Additionally, the Company has received the benefit of shared services from an affiliate, Oxberry LLC. Allocations for salaries, rent, telephone and utilities were based upon an agreed upon percentage. Approximately $ 0 and $132,000. were allocated by the affiliate for the years ended December 31, 1999 and 1998 respectively.

          To the extent required, the Company's Chief Executive officer was committed to fund operations to the extent that operating cash flows are not sufficient in 2000.

ITEM 8.       FINANCIAL STATEMENTS

          Response to this item is submitted as a separate section to this report.

                                VISION TEN, INC.
                                ----------------

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE NO.

Independent Auditors' Report.................................................F-2

Balance Sheet - December 31, 1999............................................F-3

Statements of Operations for the years ended
December 31, 1999 and 1998...................................................F-4

Statement of Stockholders' Equity for the years ended
December 31, 1999 and 1998...................................................F-5

Statements of Cash Flows for the years ended
December 31, 1999 and 1998...................................................F-6

Notes to Financial Statements........................................ F-7 to F-9

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Vision Ten, Inc.

     We have audited the accompanying balance sheet of Vision Ten, Inc. as of December 31, 1999 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Ten, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

                                         /s/  Feldman Sherb Horowitz & Co., P.C.
                                              Feldman Sherb Horowitz & Co., P.C.
                                              Certified Public Accountants


March 10, 2000
New York, New York

                                DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS:
     Cash                                                           $     7,479
     Accounts receivable, less allowance for
       doubtful accounts of $153,000                                     21,653
     Inventories                                                        117,712
                                                                   -------------
        TOTAL CURRENT ASSETS                                            146,844
                                                                   =============



                                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                           $   62,607
     Advance from affiliate                                             199,068
                                                                   -------------
        TOTAL CURRENT LIABILITIES                                       261,675
                                                                   -------------

NOTE PAYABLE TO STOCKHOLDER                                             650,000
                                                                   -------------

STOCKHOLDERS' DEFICIT:
     Common Stock, $.01 par value,
        authorized 20,000,000 shares,
        15,303,796 issued and outstanding                               152,310
     Additional paid-in-capital                                       7,848,269
     Accumulated deficit                                             (8,765,410)
                                                                   -------------
        TOTAL STOCKHOLDERS' DEFICIT                                    (764,831)
                                                                   -------------

                                                                     $  146,844
                                                                   =============




                       See notes to financial statements.

                                VISION TEN, INC.

                            STATEMENTS OF OPERATIONS

                                                      Year Ended December 31,
                                               ---------------------------------
                                                    1999               1998
                                               ---------------     -------------

REVENUES                                       $       97,694      $    255,643

COST OF GOODS SOLD                                    204,278           416,997
                                               --------------      -------------

GROSS LOSS                                           (106,584)         (161,354)
                                               --------------      -------------

OPERATING EXPENSES:
     Selling and marketing expenses                    33,078            29,726
     General and administrative expenses                4,117             9,460
     Product development                                    -            18,000
                                               --------------      -------------
                                                       37,195            57,186
                                               --------------      -------------

        TOTAL OPERATING EXPENSES                       37,195            57,186
                                               --------------      -------------

LOSS FROM OPERATIONS                                 (143,779)         (218,540)
                                               --------------      -------------

NET LOSS                                       $     (143,779)     $   (218,540)
                                               ==============      =============

NET LOSS PER COMMON SHARE:

     Net loss per common share - basic         $       (0.01)      $      (0.01)
                                               ==============      =============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                  15,303,796         15,303,796
                                               ==============      =============

















                       See notes to financial statements.

                                VISION TEN, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT



                                                     Common Stock                  Additional
                                         -----------------------------------       Paid-in           Accumulated
                                               Shares            Amount              Capital           Deficit             Total
                                         -----------------------------------    ---------------   ----------------   ---------------

Balance at January 1, 1998                   15,303,796      $   152,310      $   7,848,269      $  (8,403,091)     $    (402,512)

     Net loss                                         -                -                  -           (218,540)          (218,540)
                                         --------------      -------------    ---------------    ----------------   ----------------

Balance at December 31, 1998                 15,303,796      $   152,310      $   7,848,269      $  (8,621,631)     $    (621,052)

     Net loss                                                                                         (143,779)          (143,779)
                                         --------------      -------------    ---------------    ----------------   ----------------

Balance at December 31, 1999                15,303,796       $   152,310      $  7,848,269       $  (8,765,410)     $     (764,831)
                                         ==============   ================    ===============    ================   ================










                       See notes to financial statements.

                                VISION TEN, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                      Year ended December 31,
                                                                                                 -----------------------------------
                                                                                                      1999               1998
                                                                                                 ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                    $     (143,779)    $      (218,540)
                                                                                                 ----------------   ----------------


     Changes in operating assets and liabilities:

         Decrease (increase) in accounts receivable                                                      65,383              (2,291)
         Decrease in other receivable                                                                         -              32,200
         Decrease (increase) in inventories                                                             149,336              42,820
         Increase (decrease) in accounts payable and accrued expenses                                   (74,578)            124,300
                                                                                                 ----------------   ----------------
            TOTAL ADJUSTMENTS                                                                           140,141             197,028
                                                                                                 ----------------   ----------------

NET CASH USED IN OPERATING ACTIVITIES                                                                    (3,638)            (21,512)
                                                                                                 ----------------   ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Advances from affiliates                                                                             2,357              18,161
                                                                                                 ----------------   ----------------

NET DECREASE IN CASH                                                                                     (1,281)             (3,351)

CASH, beginning of year                                                                                   8,760              12,110
                                                                                                ----------------   ----------------

CASH, end of year                                                                                $        7,479     $         8,760
                                                                                                ================   =================









                       See notes to financial statements.

                                VISION TEN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

1.       THE COMPANY

         Vision Ten, Inc., a Delaware corporation organized in 1989 (the "Company"), is engaged in the medical film digitizing business. The Company currently manufactures and markets a single product, specifically a medium priced, full-fidelity, full-featured solid state film digitizer.

2.       SIGNIFICANT ACCOUNTING POLICIES

         A. INVENTORIES - Inventories, consisting of raw materials and finished goods are stated at lower of cost (first-in, first-out basis) or market.

         B. FURNITURE AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided principally by the straight-line method based on the estimated useful lives of the assets.

         C. REVENUE RECOGNITION - The Company generally records revenue from the sale of its product at the time of shipment.

         D. RESEARCH AND DEVELOPMENT - Research and development costs are charged to operations in the period incurred.

         E. CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes cash on hand and on deposit and highly liquid debt instruments with original maturities of three month or less.

         F. INCOME TAXES - As a result of changes in control of the Company which occurred during 1994 and again in 1995, the amount of the Company's net operating losses that may be utilized for federal income tax purposes in the aggregate and in any one year, has been substantially reduced. Operating losses of approximately $6,000,000 generated through December 31, 1995 are subject to the aforementioned limitations. Net operating losses incurred since January 1, 1996 of $244,000 are not subject to such reductions. For financial reporting purposes, the deferred tax asset related to such net operating losses has been fully offset by a valuation allowance as there can be no certainty such net operating losses will be fully utilized.

         G. EARNINGS PER SHARE - Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. The Company had no common stock equivalents outstanding during the period, therefore diluted earnings per share has not been provided.

         H. ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         I. FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these assets and liabilities.

         J. STOCK OPTIONS - Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation" permits companies to choose to follow the accounting prescribed by SFAS No. 123 for securities issued to employees, or to continue to follow the accounting treatment prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25") along with the additional disclosure required under SFAS No. 123 if a company elects to continue to follow APB No. 25. The Company has adopted the disclosure-only option of SFAS No. 123, however required disclosures are not applicable for the year ended December 31, 1999 and 1998.


3.       NOTE PAYABLE TO SHAREHOLDERS

         On May 19, 1994 the Company had approximately 53% of its outstanding capital stock acquired by Cybernetics Products, Inc. ("CPI"), a corporation engaged in the development, manufacturing and marketing of products and systems utilized in the electronics, printed circuit board, electronic imaging and photography markets. On April 3, 1995, the shares of the Company's outstanding capital stock owned by CPI was sold to Alfred I. Thumin as nominee for a limited partnership formed as the Thumin Family Partnership L.P. Subsequent to the CPI Acquisition, a $650,000 note payable was assigned to CPI. In connection with the Stock Sale, the $650,000 non - interest bearing note has been assigned by CPI to Alfred I. Thumin, as nominee, for a limited partnership formed as the Thumin Partnership L.P. The holder of the note will not pursue collection of the note prior to January 1, 2001.

4.       RELATED PARTY TRANSACTIONS

         Pursuant to a management agreement in place between the Company and an affiliate, the Company was allocated expenditures related to salaries, rent, telephone, and utilities by the affiliate. The salary allocation was based on the estimated time incurred by employees of the affiliate on behalf of the Company. Allocations for rent, telephone, and utilities were based on an agreed upon percentage. There were no allocations made to the Company for year ended December 31, 1999 while approximately $148,000 were allocated by the affiliate to the Company for the year ended December 31, 1998.

5.       MAJOR CUSTOMERS

         Two customers accounted for approximately 45% and 44% of the Company's sales during the years ended December 31, 1999 and 1998, respectively.

ITEM 9.      CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


              The current executive officers and directors of the Company are as follows:

                                                                        Director
NAME                 AGE     POSITION                                      SINCE

Alfred I. Thumim      60     Director and Chief                          7/18/94
                             Executive Officer

Robert L. Doretti     56     Director                                     5/6/92

Jack Lahav            51     Director                                     8/1/96

Dr. Leo Dagi          51     Director                                     8/1/96


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

     M r. Jack Lahav has been director of the Company since August 1996. Mr. Lahav was President of Remarkable from 1980 to 1995, a business to business direct mail company which provided simple organization solutions to fit all aspects of business/time management. In the last five years, Mr. Lahav played a key role in the launching of several high-tech start-ups, highlighted by the successful introductory of the pioneer internet telephone company - Vocaltech, to Wall Street.

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


ITEM 11.      EXECUTIVE COMPENSATION

         The following table summarizes the compensation for the years ended December 31, 1999, 1998, and 1997 of the Company's current and former chief executive officer and the Company's next four most highly compensated executive officers whose salary and bonus exceeded $100,000.

    NAME AND PRINCIPLE

         POSITION

                      Annual Compensation
                                                         LONG-TERM  COMPENSATION
                           YEAR             SALARY           AWARDS OPTIONS

 Alfred I. Thumim          1999              None                 --
President and CEO          1998              None                 --
                           1997              None                 --

 Robert L. Doretti         1999              None                 --
      Director             1998              None                 --
                           1997              None                 --

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

                                                          VISION TEN, INC.



                                                   By:/S/Dr. Alfred I. Thumim
                                                         Dr. Alfred I. Thumim
                                                         Chief Executive Officer


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