Form 10QSB
period 2000-03-31
VISION TEN INC
filed 2000-11-08
CIK 848101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         For the transition period from

                         COMMISSION FILE NUMBER: 0-17878
                                                 --------

                                VISION TEN, INC.
                   -------------------------
             (Exact Name of Registrant as Specified in its Charter)


 DELAWARE                                                             33-0340338
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization                                Identification No.)

                       180 BROAD ST., CARLSTADT, NJ 07072
                       ----------------------------------
               (Address of principal executive office) (Zip Code)

                                 (201) 935-3000
                                 --------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  YES    X                                             No
                      -------

The number of shares of registrant's Common Stock, $.01 par value, outstanding as of , 2000 was 15,303,796 shares.

                                VISION TEN, INC.

                                  BALANCE SHEET

                                 MARCH 31, 2000

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                     $           3,084
     Accounts receivable, less allowance for
         doubtful accounts of $163,000                                   10,315
     Inventories                                                         57,506
                                                                 ---------------
         TOTAL CURRENT ASSETS                                            70,905
                                                                 ===============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $          54,796
     Advance from affiliate                                             201,068
                                                                 ---------------
         TOTAL CURRENT LIABILITIES                                      255,864
                                                                 ---------------

NOTE PAYABLE TO STOCKHOLDER                                             650,000
                                                                 ---------------

STOCKHOLDERS' DEFICIT:
     Common Stock, $.01 par value, authorized 20,000,000
         shares, 15,303,796 issued and outstanding                      152,310
     Additional paid-in-capital                                       7,848,269
     Accumulated deficit                                             (8,835,538)
                                                                 ---------------
         TOTAL STOCKHOLDERS' DEFICIT                                   (834,959)
                                                                 ---------------

                                                              $          70,905
                                                                 ===============




                      See notes to financial statements.

                                VISION TEN, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                  Three Months Ended March 31,
                                              ----------------------------------
                                                   2000               1999
                                              ---------------    ---------------

REVENUES                                      $          325    $        40,997

COST OF GOODS SOLD                                    60,412             41,623
                                              ---------------    ---------------

GROSS LOSS                                           (60,087)              (626)
                                              ---------------    ---------------

OPERATING EXPENSES:
     Selling and marketing expenses                   10,024             10,280
     General and administrative expenses                  17              1,118
                                              ---------------    ---------------
                                                          41             11,398
                                              ---------------    ---------------

         TOTAL OPERATING EXPENSES                     10,041             11,398
                                              ---------------    ---------------

LOSS FROM OPERATIONS                                 (70,128)           (12,024)
                                              ---------------    ---------------

NET LOSS                                    $        (70,128)  $        (12,024)
                                              ===============    ===============

NET LOSS PER COMMON SHARE:

     Net loss per common share - basic      $              -   $              -
                                              ===============    ===============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                  15,303,796         15,303,796
                                              ===============    ===============

















                       See notes to financial statements.

                                VISION TEN, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                           ----------------------------------
                                                                                2000              1999
                                                                           ---------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $         (70,128)  $        (12,024)
                                                                           ---------------   ----------------


     Changes in operating assets and liabilities:

         Decrease in accounts receivable                                           11,338              6,154
         Decrease in inventories                                                   60,206             23,447
         Decrease in accounts payable and accrued expenses                         (7,811)           (19,361)
                                                                           ---------------   ----------------
            TOTAL ADJUSTMENTS                                                     (63,733)            10,240
                                                                           ---------------   ----------------

NET CASH USED IN OPERATING ACTIVITIES                                              (6,395)            (1,784)
                                                                           ---------------   ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Advances from affiliates                                                       2,000                  -
                                                                           ---------------   ----------------

NET DECREASE IN CASH                                                               (4,395)            (1,784)

CASH, beginning of period                                                           7,479              8,760
                                                                           ---------------   ----------------

CASH, end of period                                                     $           3,084  $           6,976
                                                                           ===============   ================









                                     See notes to financial statements.

                                VISION TEN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 1999 included in the Form 10-KSB for the year then ended.

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000, and the results of operations and cash flows for the three-month periods ended March 31, 2000, and 1999 have been included.

         The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1999

 .

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

RESULTS OF OPERATIONS

The net loss was $70,128 for the three months ended March 31, 2000 as compared to a loss of $12,024 for the three months ended March 31, 1999.

The gross loss for the three months ended March 31, 2000 was $60,087, as compared to $626 for the three months ended March 31, 1999. The increase in loss was primarily due to a reserve for inventory resulting from a decline in activity from existing customers

Sales for the three months ended March 31, 2000 were $325 as compared to $40,997 for the three months ended March 31, 1999. The $40,672, decrease was the result of declining activity from existing customers for the Company's medical film digitizing products.

Selling and marketing expenses during the three months ended March 31, 2000 were $10,024 and $10,280 for the three months ended March 31, 1999, a decrease of $56.

General and administrative expenses for the three months ended March 31, 2000 were $17 as compared to $1,118 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities utilized approximately $6,400 during the three months ended March 31, 2000. Accounts receivable decreased by $11,338 from December 31, 1999 to March 31, 2000. Management anticipates that such receivable balances will be collected in due course in the Company's next two fiscal quarters. In addition, accounts payable decreased during this period by approximately $7,811. Inventories decreased by approximately $60,206 during this period.

The Company's chief executive officer, who holds a $650,000 note from the Company, has agreed not to demand repayment of the note within twelve months. Accordingly, the note has been reflected as a long term liability at March 31, 2000.

The Company's largest shareholder has agreed to fund working capital needs, should they arise during the remainder of 2000. Management believes that these sources of working capital will adequately meet the Company's needs through the end of 2000.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - NONE
         -----------------

ITEM 2.  CHANGES IN SECURITIES - NONE
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION - NONE
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                  (a)      Exhibits:

                  NUMBER   DESCRIPTION

                    27     Financial Data Schedule

                   (b)     Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES










Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION TEN, INC..




                                                           /S/ DR. ALFRED THUMIM
                                                               -----------------
                                                               Dr. Alfred Thumim
                                                         Chief Executive Officer



                                                         /S/ THOMAS A. CARPENTER
                                                             -------------------
                                                             Thomas A. Carpenter
                                                                  Controller and
                                                        Chief Accounting Officer

Dated : September 29, 2000