Form 10QSB
period 2000-06-30
VISION TEN INC
filed 2000-11-08
CIK 848101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM             to


                         COMMISSION FILE NUMBER: 0-17878
                                                 --------

                                VISION TEN, INC.
                                ----------------
             (Exact Name of Registrant as Specified in its Charter)
 DELAWARE
                                                                      33-0340338
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization                                Identification No.)

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

                  YES    X                                             No
                      -------

THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF JUNE 30, 2000 was 15,303,796 shares.

                                VISION TEN, INC.

                                  BALANCE SHEET

                                  JUNE 30, 2000

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                     $           2,128
     Accounts receivable, less allowance for
         doubtful accounts of $163,000                                    9,833
     Inventories                                                         56,896
                                                                 ---------------
         TOTAL CURRENT ASSETS                                            68,857
                                                                 ===============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $          53,683
     Advance from affiliate                                             201,068
                                                                 ---------------
         TOTAL CURRENT LIABILITIES                                      254,751
                                                                 ---------------

NOTE PAYABLE TO STOCKHOLDER                                             650,000
                                                                 ---------------

STOCKHOLDERS' DEFICIT:
     Common Stock, $.01 par value, authorized 20,000,000
         shares, 15,303,796 issued and outstanding                      152,310
     Additional paid-in-capital                                       7,848,269
     Accumulated deficit                                             (8,836,473)
                                                                 ---------------
         TOTAL STOCKHOLDERS' DEFICIT                                   (835,894)
                                                                 ---------------

                                                              $          68,857
                                                                 ===============




                      See notes to financial statements.

                                VISION TEN, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                           Three Months Ended June 30,           Six Months Ended June 30,
                                                        ----------------------------------   ----------------------------------
                                                             2000               1999              2000               1999
                                                        ---------------    ---------------   ----------------   ---------------

REVENUES                                              $            954   $         25,551  $           1,279  $         66,548

COST OF GOODS SOLD                                                 610             30,267             61,022            71,890
                                                        ---------------    ---------------   ----------------   ---------------

GROSS LOSS                                                         344             (4,716)           (59,743)           (5,342)
                                                        ---------------    ---------------   ----------------   ---------------

OPERATING EXPENSES:
     Selling and marketing expenses                                (35)             8,269             10,000            18,549
     General and administrative expenses                         1,315              1,118              1,321             2,234
     Product development                                             -                  -                  -                 -
                                                        ---------------    ---------------   ----------------   ---------------
                                                                 1,280              9,387             11,321            20,783
                                                        ---------------    ---------------   ----------------   ---------------

         TOTAL OPERATING EXPENSES                                1,280              9,387             11,321            20,783
                                                        ---------------    ---------------   ----------------   ---------------

LOSS FROM OPERATIONS                                              (936)           (14,103)           (71,064)          (26,125)
                                                        ---------------    ---------------   ----------------   ---------------

NET LOSS                                              $           (936)  $        (14,103) $         (71,064) $        (26,125)
                                                        ===============    ===============   ================   ===============

NET LOSS PER COMMON SHARE:

     Net loss per common share - basic                $          (0.00)  $          (0.00) $           (0.00) $          (0.00)
                                                        ===============    ===============   ================   ===============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                            15,303,796         15,303,796         15,303,796        15,303,796
                                                        ===============    ===============   ================   ===============

















                           See notes to financial statements.

                                VISION TEN, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                             Six Months Ended June 30,
                                                                           -------------------------------
                                                                               2000             1999
                                                                           -------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $    (71,064)   $        (26,125)
                                                                           -------------   ---------------


     Changes in operating assets and liabilities:

         Decrease in accounts receivable                                         11,820             4,936
         Decrease in inventories                                                 60,816           59,942
         Decrease in accounts payable and accrued expenses                       (8,924)          (43,176)
                                                                           -------------   ---------------
            TOTAL ADJUSTMENTS                                                   (63,712)           21,702
                                                                           -------------   ---------------

NET CASH USED IN OPERATING ACTIVITIES                                            (7,352)           (4,423)
                                                                           -------------   ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Advances from affiliates                                                     2,000                 -
                                                                           -------------   ---------------

NET DECREASE IN CASH                                                             (5,352)           (4,423)

CASH, beginning of period                                                         7,479             8,760
                                                                           -------------   ---------------

CASH, end of period                                                        $      2,128    $        4,338
                                                                           =============   ===============









                                   See notes to financial statements.

                                VISION TEN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2000

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

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2000, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2000, and 1999 have been included.

         The results of operations for the three-month and six-month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the 0Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

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

RESULTS OF OPERATIONS

The net loss was $71,064 for the six months ended June 30, 2000 as compared to a loss of $26,125 for the six months ended June 30, 1999. Net loss was $936 for the three months ended June 30, 2000 as compared to a net loss of $14,103 for the three months ended June 30, 1999. The increase in loss was primarily due to a reserve for inventory resulting from a decline in activity from existing customers

Sales for the six months ended June 30, 2000 were $1,279 as compared to $66,548 for the six months ended June 30, 1999. The $65,269 decrease was the result of reduced activity from existing customers during the six months ended June 30, 2000.

Selling and marketing expenses during the six months ended June 30, 2000 were 10,000 compared to $18,549 for the six months ended June 30,1999, a decrease of $8,549.

General and administrative expenses for the six months ended June 30, 2000 were $1,321 as compared to $2,234 for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash used for operations during the six months ended June 30, 2000 was $7,352. Accounts receivable decreased by $11,820 from December 31, 1999 to June 30, 2000. Management anticipates that such receivable balances will be collected in due course in the Company's next two fiscal quarters. In addition, accounts payable decreased during this period by $8,923. Inventories decreased by $60,816 during this period.

The Company's chief executive officer, who holds a $650,000 note from the Company, has agreed not to demand repayment of the note within twelve months. Accordingly, the note has been reflected as a long term liability at June 30, 2000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION - NONE
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                  (a)      Exhibits:

                  NUMBER   DESCRIPTION

                      27   Financial Data Schedule

                     (b)   Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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